Form 10KSB40
period 1996-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 1997-03-31
CIK 1028921

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

{ X } Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
       Act of 1934 for the Fiscal Year Ended December 31, 1996.
                                       0r
{   } Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 for the Transition Period From ________to _______

Commission File Number 000-29032

                      CHAMPION COMMUNICATION SERVICES, INC.

           Delaware                                  76-0448005
 -------------------------------         ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

      1610 Woodstead Court
            Suite 330                                  77380
------------------------------                      ----------
(Address of Principal Offices)                      (Zip Code)

                                 (281) 362-0144
                                 --------------
              (Registrant's Telephone Number, including area code.)

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class             Name of Exchange on which Registered
              None                                        None

Securities registered under Section 12(g) of the Exchange Act:

         Title of Each Class             Name of Exchange on which Registered
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]    No  [  ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. Yes [ X ] No [ ].

State issuer's revenues for its most recent fiscal year.  $7,136,582.

As of March 21, 1997, there were 6,103,412 shares of common stock, $0.01 par value, of the registrant issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997 was $3,726,015.30 based upon the average bid and ask price of the common stock on such date of U.S. $1.63 per share on the Canadian Dealing Network. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% shareholders are affiliates.

                      CHAMPION COMMUNICATION SERVICES, INC.


                                      INDEX                         Page Number

Glossary of Terms ............................................................i

                                     PART I

Item 1.  Description of Business..............................................1

Item 2.  Description of Property.............................................13

Item 3.  Legal Proceedings...................................................13

Item 4.  Submission of Matters to a Vote of  Security Holders................13

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............14

Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations or Plan of Operation...................14


Item 7.  Financial Statements................................................15

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........................................15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act.................15

Item 10. Executive Compensation..............................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management......21

Item 12. Certain Relationships and Related Transactions......................21

Item 13. Exhibits and Reports on Form 8-K...................................F-1

Signatures...................................................................28

                                GLOSSARY OF TERMS

Airtime Charges                     Charges to users of wireless
                                    communications services based on the
                                    actual minutes of use.

Analog A transmission method employing a continuous(rather than pulsed or digital) electrical signal that varies in amplitude or frequency in response to changes in sound or other input impressed on a transducer in the sending device. Current SMR technology primarily uses analog transmission.

Bandwidth                           The relative range of frequencies that can
                                    be passed through a transmission medium
                                    between two defined limits without
                                    distortion. The greater the bandwidth, the more information the medium can carry.
                                    Bandwidth is measured in Hertz.

Base Station                        A station located at a specified
                                    site authorized to communicate with mobile units.

Cellular The wireless radio telephone service licensed by the FCC to provide services on a CMRS basis utilizing 50 MHz of spectrum in the 800 MHz band.

Channel A pathway for the transmission of information between a sending point and a receiving point; also referred to as "frequency." In SMR, a channel refers to a set of paired send and receive frequencies. Thus, a five-channel 800 MHz SMR actually has 10-25 kHz channels: five send channels and five receive channels.

Co-channel                          Relates to the authorization or operation of
                                    two transmitters on the same frequency,
                                    normally separated by some defined distance.
                                    Co-channel operators may not interfere with each other unless separated by sufficient distance or operated in a coordinated manner.

 Commercial Mobile                  Mobile services that are provided for
                                    profit, are interconnected to the PSN and are available to the general public on a non-discriminatory basis. These CMRS providers historically have been referred to as "common carriers."

Community Repeater ("CR")           Conventional two-way radio systems
                                    consisting of a control station, a
                                    repeater station and mobile and/or portable radios. The repeater is shared by otherwise unrelated users.

Conventional System                 A method of operation in which one or
                                    more radio frequency channels are assigned to mobile and base stations but are not employed as a trunked group.

Digital A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses. Digital transmission and switching technologies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal.

Dispatch A service provided to customers who want to transmit and receive short messages to and from a fleet of vehicles operating within range of the system's repeater.

800 MHz (SMR)                       As a group, the 280 channels of trunked SMR
                                    frequencies in the 800 MHz band with 25 kHz channel bandwidth. The cellular radio frequencies are also in the 800 MHz band.

ESMR Enhanced Specialized Mobile Radio. SMR multi-site digital networks, which are designed to provide integrated telecommunications services, including wireless, telephone, paging, data transmission and dispatch services. ESMR generally is used as a dispatch technology, although it also may be interconnected with the PSN to provide mobile telephone services. The Company does not provide ESMR services.

FCC                                 Federal Communications Commission.

Footprint                           The areas in which a company provides CR
                                    services. See Appendix I for the Company's footprint, i.e., a list of the 23 states and a map showing the location of the Company's
                                    CRs.

450-512 MHz Band                    450-470 MHz - A group of frequencies
                                    operating with a narrow channel
                                    bandwidth, which is shared with an unlimited number of users (co-channel operation) utilizing an unlimited number of units.

                                    450-512 MHz - A group of frequencies
                                    operating with a narrow channel bandwidth, an unlimited number of users, and a limited number of units. Thus, user exclusivity on a particular frequency during a call is currently achievable in this band.

Hertz The unit for measuring the frequency with which an electromagnetic signal cycles through the zero-value state between lowest and highest state. One Hertz (abbreviated
                                    Hz) equals one cycle per second; kHz
                                    (kilohertz) stands for thousands of Hertz;
                                    MHz (megahertz) stands for millions of
                                    Hertz.

Loading The capacity utilization of a mobile communications system. The FCC requires licensees of trunked SMR systems to meet a one-time test of 70 units per channel within five years after receiving the license. If a licensee does not meet this loading requirement, the FCC may take back a proportionate number of the licensee's unloaded channels.

Major Metropolitan Areas            Metropolitan areas (as defined by the U.S.
                                    Office of Management and Budget) with a
                                    population of 1,000,000 or more.

Major Trading Areas ("MTAs")        Service areas based on the 47 areas
                                    contained in Rand McNally's 1992
                                    Commercial Atlas and Marketing Guide,
                                    123rd Edition, except that: (1) Alaska is separate from Seattle, (2) Guam and Northern
                                    Mariana Islands are licensed as a single area, (3) Puerto Rico and the United States
                                    Virgin Islands are licensed as a single
                                    area, and (4) American Samoa is licensed as a single MTA-like area. These modifications by the FCC resulted in a total of 51 MTAs.

900 MHz SMR                         As a group, the 200 channels of trunked SMR
                                    frequencies in the 900 MHz band with 12.5 kHz channel bandwidth. The FCC initially licensed these channels only in the top 50 markets. The FCC recently completed its auction of the remaining 900 MHz SMR channels for the 51 MTAs.

Paging A one-way communications service, from a base station to mobile or fixed receivers, that provides signaling or information transfer by such means as tone, tone-voice, tactile or optical readout. Paging services are provided on several bands, including the 450-512 MHz and 900 MHz bands.

PCS Personal Communications Services. The newest technology in the wireless communication industry, PCS operates on the 900 MHz (narrowband) and on the 2 GHz (broadband) frequency bands. PCSs are radio communications that encompass mobile and ancillary fixed communication that provide services to industry and business and that can be integrated with a variety of competing networks. Broadband PCSs, with a wider channel bandwidth, provide a greater variety of services than narrowband PCSs (e.g., broadband can provide a full voice and data transmission, but narrowband PCS generally is limited to one-way services).

Private Mobile Radio ("PMRs")       Two-way radio operations offering dispatch
                                    and other wireless communications services.
                                    These services generally cannot be
                                    interconnected to the PSN. An operator may provide such services on a discriminatory basis. Private Land Mobile Radio operators, which provide dispatch services in the bands below 800 MHz, are regulated as PMRS operators. These PMRS providers historically have been referred to as "private carriers."

PSN Public Switched Network. Historically referred to as the "Public Switched Telephone Network" or "PSTN."

Repeater A device which automatically retransmits received signals on an outbound circuit, generally in an amplified form.

Roam(ing)                           A service offered by mobile communications
                                    providers which allows a subscriber to use a mobile phone while in the service area of another carrier.

Site The location of a base station or repeater in a radiocommunications system.

Specialized Mobile Radio            A radio system authorized by the FCC in
                                    which licensees provide mobile
                                    communications services (other than radio location services) in the 800 MHz and 900
                                    MHz bands on a commercial basis to
                                    eligible entities, federal government
                                    entities and individuals. It is generally used as a dispatch technology. However, SMR may be interconnected with the PSN to provide telephone interconnect services.

Spectrum                            A term generally applied to radio
                                    frequencies.

Switch A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is the process of interconnecting circuits to form a transmission path between users.

T-Band The group of channels operating at 470-490 MHz previously assigned to the television segment.

Telephone Interconnect              Connection of a  telecommunications device
                                    or service to the PSN. In SMR, telephone interconnect refers to the service provided to a customer which allows specified customer units to have the capability to connect directly to the PSN and thereby communicate with any other party that can be reached over the PSN.

Trunked System                      A system that combines multiple channels
                                    with unrestricted access in such
                                    a manner that user demands for channels
                                    are automatically "queued" and  then
                                    allocated to the first available channel.
                                    Compared to a conventional system, this
                                    method allows for the use of frequencies by more users and provides faster access than a conventional system, thereby reducing the likelihood of network congestion.

Unit                                A base, mobile or hand held radio.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

         The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the factors set forth below, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report. Specifically, there can be no assurance that the Company will be able to become profitable, compete effectively, sell its 800 MHz band systems at a profit, increase its utilization on its 450-512 MHz band systems, retain its key personnel or take any or all of the other actions in this Annual Report. These factors should be considered carefully in evaluating the Company and its business before purchasing the securities registered hereby.

THE COMPANY

         The Company provides high-powered CR dispatch services in the United States, currently serving approximately 6,300 customers utilizing 33,000 subscriber units (either radio or base stations) in 22 states in the United States. The Company's customers are principally businesses and government agencies located in both metropolitan and rural geographic areas.

         Dispatch services using CRs are offered on the 450-512 MHz and 800 MHz bands. Operators of these dispatch services are regulated as PMRS providers (i.e., private carriers) or as CMRS providers (i.e., common carriers). A CR is operated either without an FCC license because the customer is individually licensed to operate a conventional channel or it is operated with a license held by the operator for either trunked or conventional operations. A CR that is operated as a PMRS is subject to more relaxed regulatory requirements than a CMRS provider, such as cellular and certain SMR or ESMR licensees. See "Current Business - Regulation."

          The Company primarily offers its dispatch services in the 450-512 MHz bands. It also operates a limited number of CRs in the 800 MHz band. The Company has concentrated its business in the 450-512 MHz band because it believes that it can exploit economies of scale by providing extensive coverage, obtaining equipment at favorable prices and charging low rates. However, there can be no assurance that this strategy will be effective. In both the 450-512 MHz and 800 MHz bands, the Company operates CRs without a license for individually licensed customers and it operates conventional and trunked CRs with its own FCC license. All the Company's CRs are operated as PMRS providers and thus are subject to less stringent regulatory requirements than CMRS providers.

         The Company's strategy is to increase its customer base by capitalizing on its existing infrastructure in CRs, which, on average, have approximately 50% capacity available for new, revenue-producing units; to expand its services into geographic areas adjacent to current operations; to increase its number of trunked systems by consolidating individually licensed channels and adding new systems; and to acquire constructed systems. The Company plans to focus this growth strategy in the 450-512 MHz band because it believes that this strategy allows it to exploit economies of scale by providing extensive coverage, obtaining equipment at favorable prices and charging low rates. In addition, operations of CRs in this band are less expensive than dispatch services in the 800 MHz and other bands, thereby providing the Company with the ability to implement competitive pricing strategies. See "The Dispatch Industry - Dispatch Frequencies" and "Current Business Competition." Furthermore, spectrum availability is greater and regulatory impact on operations is less burdensome in the 450-512 MHz band than in other dispatch service bands. See "Current Business Regulation." Thus, while the Company intends to construct and operate its 800 MHz band systems as required by the FCC in order to maintain its licenses in that band, it plans to exit this band when it can sell these systems and assign its FCC licenses for an appropriate return.

         The Company is a Delaware corporation. Its principal place of business is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380. The Company's phone number is (281) 362-0144.

HISTORY

         The Company was incorporated under the laws of the State of Delaware on September 29, 1994, by Albert F. Richmond and David A. Terman. Pursuant to a September 14, 1994, agreement with Motorola, the Company acquired 1,238 CRs in November 1994. In December 1994, the Company acquired an additional 263 CRs from Motorola through several agreements. The Company acquired these CRs from Motorola on an "as is - where is" basis for an aggregate purchase price of $5.29 million, which was paid partly in cash and partly by proceeds due from Motorola to Champion Communications Company, in exchange for the issuance of Common Stock to Messrs. Richmond and Terman and the delivery of a promissory note to Champion Communications Company in the amount of $3,177,505, as further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Since acquiring the CRs from Motorola, the Company has evaluated its total mix of dispatch services; sold, acquired or consolidated various dispatch operations (after obtaining any necessary FCC consent); and established required support systems, such as providing equipment rental and maintenance, licensing and related services for customers. In particular, in an effort to increase its subscriber capacity, overall network control and revenue potential, the Company has been consolidating its systems. In both the 450-512 MHz band and the 800 MHz band, the Company, after obtaining any necessary FCC consents, has been converting many of the individual licenses used by its subscribers to trunked channels on its own licensed systems. However, consistent with its overall strategy of concentrating on CR operations in the 450-512 MHz band, the Company's acquisitions of 800 MHz band systems have been made to obtain exclusive control of frequencies in order to maximize marketability of its systems in this band. The Company recently acquired two constructed 800 MHz band systems in California and received assignments of the related licenses from the FCC. Additionally, the FCC granted the Company licenses to construct and operate 800 MHz band systems in Phoenix, Arizona. As of March 1, 1997, the Company owned 1,500 CRs, 77 of which, or 5%, were in the 800 MHz band; the Company had 128 exclusive licenses, of which 50 licenses, or 39%, were in the 800 MHz band, and 356 co-channeled licenses, of which 49 licenses, or 14%, were in the 800 MHz band. Until the Company determines that it no longer wants to operate systems in the 800 MHz band, it will seek to fulfill all FCC requirements to retain its licenses with the maximum number of channels, including continuing operations on these systems.

         In October 1994, the Company issued 658,000 shares to its employees, officers and directors for $.50 per share, raising $329,000. In October 1995, the Company entered into a letter of engagement with Britwirth Investment Company, Ltd. ("Britwirth") pursuant to which Britwirth agreed to assist the Company in raising capital. In November 1995, the Company raised $810,000 (resulting in net proceeds to the Company of $729,000 after payment of fees and commissions) through the sale in Canada of warrants (the "Special Warrants") to acquire Common Stock at $1.35 per Special Warrant. Britwirth received fees of $81,000 and options to acquire up to 60,000 shares of Common Stock at CDN $3.70 per share exercisable until September 25, 1999. All of the Special Warrants were converted automatically to Common Stock upon consummation of the Company's initial public offering in Canada. No additional consideration was due on conversion. In December 1995, the Company raised an additional $102,000 through sales of its Common Stock to its existing stockholders, consultants and employees at $1.35 per share and issued an additional 400,000 shares to Messrs.

Richmond and Terman in exchange for the November 15, 1995 cancellation of $540,000 of the $3,177,505 indebtedness to Champion Communications Company, which was incurred by the Company to finance the Company's acquisition of CRs from Motorola. In September 1996, the Company raised approximately $1.5 million in an underwritten public offering in Canada of 619,350 shares of its Common Stock and warrants to acquire 619,350 shares of its Common Stock. In connection with such offering, the Company registered its Common Stock for trading on the Toronto CDN Stock Exchange. Also in connection with this offering, the Company granted IPO Capital Corp. an Agent's Warrant entitling IPO Capital Corp. to receive options to acquire 50,000 shares of Common Stock at CDN $3.70 per share for a period of 18 months after completion of the initial public offering. The Company exercised the Agent's Warrant on behalf of IPO Capital Corp. upon the Ontario Securities Commission's issuance of a receipt for the Company's prospectus. In September 1996, the Company raised $410,865 through a private placement in the United States.

         Since establishing its business in 1994, the Company has experienced operating losses for each fiscal year and currently has a negative working capital position. In addition, on August 19, 1996, the Company sold the portion of its business that serviced customer units for $33,000. The Company recognized a loss of approximately $86,000 on this transaction.

THE DISPATCH INDUSTRY

OVERVIEW

         Most businesses or service organizations with mobile work forces require the ability to communicate with employees in order to conduct their operations efficiently. They rely on radiocommunications as a tool to control resources, personnel, materials and equipment in a cost-effective manner. Dispatch services improve the efficiency and response time of such businesses and organizations.

         The dispatch industry is a distinct segment of the wireless communications industry, which also includes wireless telephone (cellular, PCS and satellite), paging and data transmission services. Wireless telephone services are designed for personal communications by providing bi-directional communication between two individuals. This segment of the industry refers to its radios as "telephones" and is viewed as an extension of the traditional wireline telephone network. Wireless telephones require a minimum seven digit dial-up procedure and wireless telephone conversations typically average more than one minute in duration. Paging services enable subscribers to contact an individual or group of portable receivers which emit an audible, visual or tactile alert and can sometimes record a numeric or alpha-numeric message. Paging systems allow only the transmission of a limited amount of information and generally only provide one-way communication. Data transmission services are, at present, primarily offered on data-only (non-voice) packet switched networks. Dispatch services provide for the transmission of information, whether voice messages or data, to groups of mobile or portable radio users for the purpose of task assignment and coordination. Dispatch services are designed to provide bi-directional group communications and to allow the user to address either entire groups, sub-groups or individuals with simple and rapid push-to-talk call set-up procedures. Dispatch conversations are typically short and allow for all participants to communicate with each other simultaneously. Dispatch services are less expensive than other wireless communications services, such as 800 MHz and 900 MHz SMR, cellular and PCS.

         New applications in the wireless communications industry are also emerging. These new technologies include broadband PCS and narrowband PCS (advanced paging). Both broadband PCS and narrowband PCS are subject to comprehensive FCC regulation and are available in the United States.

         Each segment of the wireless communications industry relies on a different technology and serves distinct customer needs. The Company believes that these segments address separate markets and generally do not compete effectively against each other. The Company believes the wireless communications industry will continue to grow with the emergence of new technologies and applications. There can be no assurance, however, that this growth will continue. A decrease in the growth rate of the industry would have a material adverse effect on the Company's ability to expand.

HISTORY OF DISPATCH NETWORKS

         The dispatch industry is comprised of operator-licensed networks and user-licensed systems served by unlicensed CR operators. The Company currently provides both of these dispatch services. In the 800 MHz and 900 MHz bands, dispatch networks are referred to as SMRs or ESMRs. These networks are operated by licensees that provide dispatch services to others for a monthly fee. Providers of CR dispatch services, such as the Company, derive revenues from the sale, rental and servicing of end-user equipment and from dispatch air-time charges.

         The development of military wireless communications in the 1940s led to the first dispatch systems for business and industrial use. Shared repeater services, the predecessors to SMR networks, developed in the early 1970s as available radio spectrum became increasingly scarce. By the mid-1980s, the number of commercial users in major urban areas was surpassing the capacity of shared repeater services, and trunked SMR networks were introduced to satisfy the increasing demand for dispatch services.

         Implementation of emerging, spectrum-efficient digital switching and transmission technologies will increase dispatch system capacity even further. These new technologies are currently being implemented on ESMR networks. However, the Company has no current plans to operate ESMR networks.

DISPATCH FREQUENCIES

         Under international agreements, specific bands of frequencies may be used for radiocommunications: low band (which includes low ("LF"), medium ("MF") and high ("HF") frequencies), Very High Frequency ("VHF"), Ultra High Frequency ("UHF") and Super High Frequencies ("SHF").

         In the United States, the FCC has exclusive responsibility for allocating radio frequencies assigned to non-government use and for establishing rules governing the licensing of, and operations on, such frequencies. It receives formal applications from prospective users or operators and grants licenses to provide the proposed services. The dispatch industry is allowed to operate in the various band segments, including the 450-512 MHz and 800 MHz bands. Within each band, channels are created by the allocation of specified bandwidths. See "Current Business - Regulation." The wireless mobile communications industry operates primarily within the UHF frequencies and can be categorized by operations in the following frequency ranges:

         450-512 MHz. Dispatch communications services are provided in the 450-512 MHz band to vehicle-mounted and hand-held portable two-way radio units. These services operate at a higher transmitter power level than other wireless services, such as cellular and PCS. This band, which was developed in the 1950s, is populated by PMRS licensees, such as the Company and its customers.

         Users of the 450-512 MHz band have begun to experience channel congestion and spectrum crowding, especially in metropolitan areas. This spectrum is frequently incapable of handling the demands placed upon it, and users are often unable to find a clear channel. To remedy this situation, the FCC recently adopted rules, and is considering additional rules, to promote more effective and efficient use of the bands below 512 MHz. These actions, which have been implemented as part of the FCC's ongoing "refarming proceeding," increased opportunities for the Company to use higher capacity trunking technology in these bands. See "Current Business - Regulation."

         800 MHz (SMR). Dispatch services are provided not only in the 450-512 MHz band, but also in the 800 MHz band. Due to recent technological developments, 800 MHz band operators now may elect to convert their systems from analog to digital. Conversion of systems to digital technology may make this band more appropriate for services other than dispatch. See "Current Business - Competition." Although the Company operates 800 MHz band systems, its current plan is to sell these systems if it gains exclusive control over channels. The Company's long-term plan is to withdraw from the 800 MHz band market.

         900 MHz. The 900 MHz band (SMR) analog operating format is almost identical to the 800 MHz band format. Initially, the FCC issued 900 MHz band SMR licenses in the top 50 markets in the United States. In 1996, the FCC completed auctions for the remaining 900 MHz band licenses to operate in 51 MTAs in the United States, Puerto Rico, United States Virgin Islands, Guam - Northern Mariana Islands and American Samoa. Specifically, 1,020 licenses were offered in these 51 MTAs, or 20 channels per MTA. The Company was not successful in its participation in these auctions.

NEW TECHNOLOGIES

         The limited number of available frequencies, particularly in urban areas, has led to the introduction of new and advanced technologies and applications that allow for better spectrum utilization. The first technology developed for that purpose was "trunking," which was developed in the late 1970s and which uses microprocessors to allow many users to share frequencies. In non-trunked conventional systems, the channels assigned to each group of users are independent. If a channel is occupied by another conversation, the user has to wait, even though another channel in the system may be idle. The user may have to try several times before the channel is free. In contrast, trunking allocates messages to various frequencies in the most efficient way. In a "trunked" system, user calls are assigned to the first available channel and a different channel may be assigned for each transmission during the same conversation. The trunked system therefore can handle more call traffic with a given number of channels. In addition, the channel "switching" on a trunked system makes eavesdropping more difficult and therefore enhances the privacy of conversations.

         More recently, digital technology was developed to improve spectrum efficiency and provide for additional loading (the use of a channel by subscriber radios). Use of digital rather than analog transmission expands channel capacity by a factor of two, three or more times.

         The Company is currently using trunking technology to serve more customers with its existing equipment. Depending upon cost and competitive factors, the Company also might implement digital technology to increase its customer base even further. However, the Company has no current plans to convert to digital technology.

CURRENT BUSINESS

GENERAL

         The Company provides high-powered CR dispatch services in 22 states in the United States. The Company currently serves 6,300 customers utilizing 33,000 two-way radio units. The Company provides its customers, primarily business and governmental agencies, with equipment, equipment rentals and dispatch services. Under applicable FCC rules, the Company is not required to obtain FCC licenses for those of its CR systems serving individually-licensed customers. However, the Company is licensed by the FCC to operate its trunked dispatch systems serving customers which do not have their own licenses.

         Pursuant to several contracts with Motorola executed in September, October, November and December 1994 (the "Motorola Agreements"), the Company acquired 1,501 CRs. The Company historically has used its CRs exclusively for dispatch purposes and plans to continue such use. Each CR is housed in a small structure at the base of a communications tower. The antenna is affixed to the tower structure and is connected to the CR by coaxial cable. Currently, the Company owns one tower where one of its CRs is located and leases space on the other towers it uses for CRs. The Company plans to acquire additional towers. See "Business Strategy -

Towers." However, there can be no assurance that the Company will be able to locate suitable towers for acquisition.

         Equipment products for the 450-512 MHz band frequencies, where the Company provides most of its services, and for the 800 MHz band, are available from numerous manufacturers. Prices for this equipment range from $300 to $900 per unit, depending on the features offered and the warranty provided. The Company's principal equipment suppliers are Motorola and Kenwood, and the Company has entered into dealer agreements with both companies. Both dealer agreements, however, may be terminated at any time by either party without cost. Termination of either of these agreements would have a materially adverse effect on the Company.

         The Company operates its dispatch CRs primarily in the 450-512 MHz frequency band of the wireless communications industry. The Company also has limited operations in the 800 MHz (SMR) band. However, the Company is not active in the 220 MHz band, 900 MHz band, cellular or PCS segments of the wireless communications industry and it currently does not intend to become active in those segments.

       450-512 MHz CR OPERATIONS. The Company conducts the majority of its operations in the 450-512 MHz frequency band. The Company is actively pursuing widespread utilization of trunking technology for its systems in this band. A trunked 450-512 MHz band CR is superior to a conventional CR in that trunked systems make more channels available to handle calls and thus provide greater capacity than conventional systems. See "The Dispatch Industry - New Technologies." The trunked CR format also provides the customer with more and faster calls than a conventional system. See "The Dispatch Industry - New Technologies." These factors, in turn, allow a greater number of users to make more calls than a conventional system, which should generate more revenues to the Company. The trunked 450-512 MHz band CRs function similarly to 800 MHz band trunked SMR systems. If the service is interconnected to the PSN, it is comparable to cellular telephone technology.

         To exploit the trunking format, the Company has begun converting its 450-512 MHz band CRs to this format. Over time, the Company plans to convert substantially all its CRs to the same format. This conversion to a trunked CR generally involves obtaining FCC approval for the assignment of licenses by the individual users or to claim licenses for unused channels. There can be no assurance, however, that the Company will be able to obtain requisite licenses or take the other steps necessary to complete this conversion process.

         The 470-490 MHz portion of the 450-512 MHz band is available in the top 13 U.S. major metropolitan areas and is known as the T-Band. Operation on the T-Band is particularly advantageous as the T-Band contains the only frequencies in the 450-512 MHz band on which exclusive channels are available. Exclusive channels are superior to co-channel operations because an operator, such as the Company, has more available capacity and less restrictions on service provision. As of March 1, 1997, the Company had filed applications with the FCC for approximately 220 T-Band licenses in the Dallas, Houston, San Francisco, Washington D.C. and Baltimore areas and approximately 180 of those licenses have been granted and are in good standing. Through this effort, the Company has made progress in its efforts to gain exclusive control of channels in these areas, and has begun installation of CRs in Houston, Dallas and Chicago. However, there can be no assurance that the Company will gain exclusive control over all or substantially all of these channels.

         800 MHz CR OPERATIONS. Under the Motorola Agreements, the Company acquired 92 CRs in the 800 MHz band. As with the 450-512 MHz band CRs, the 800 MHz band CR licenses are typically held by the users, but the Company has a limited number of its own licensed systems in this band. The FCC has imposed a partial freeze on issuing new 800 MHz band SMR licenses. Although the Company has filed for additional 800 MHz band SMR licenses prior to the freeze, it anticipates operating in the 800 MHz band dispatch market on a limited basis only. Instead, with appropriate FCC approvals, the Company is attempting (i) to acquire existing 800 MHz band systems (including assignments of licenses relating to those systems), (ii) to convert any 800 MHz band co-channel frequencies to exclusive frequencies by obtaining assignments of co-channel users' licenses, and then (iii) to seek to exit the 800 MHz market by selling its 800 MHz band systems. There can be no assurance, however, that the Company will be successful in acquiring 800 MHz band systems, converting 800 MHz band co-channel frequencies to exclusive frequencies, obtaining FCC approval for license assignments or selling any of its 800 MHz band systems at a profit. The Company's inability to carry out this strategy could have a material adverse effect on its business. To maintain the 800 MHz band licenses the Company now holds, it will continue to load and operate these channels until it sells the systems.

         After obtaining FCC consent in November 1995, the Company successfully concluded the sale of three 800 MHz band systems for $300,000, recognizing a gain of $280,000. As of March 1, 1997, the Company had executed several contracts for the sale of other 800 MHz band systems and the Company anticipates that these sales will be consummated upon receipt of FCC approval. The Company also closed $70,000 in sales of such systems in 1996 and $3.5 million in March of 1997. The Company anticipates additional sales of $900,000 in the second and third quarters of 1997 and $300,000 in the fourth quarter of 1997. The Company anticipates the tax gain on these sales will be approximately $3.5 million. If consummated, these transactions will utilize a majority of the Company's existing net operating loss carry forward for federal income tax purposes. There can be no assurance, however, that the Company will be able to obtain exclusive licenses, will obtain FCC approval for these sales, will be successful in concluding additional sales or will conclude sales at a profit. Through this process, the Company's focus as a communications carrier will remain on the 450-512 MHz band trunked systems.

BUSINESS STRATEGY

         The Company's business strategy includes the following:

         EXPANSION OF FOOTPRINT. The Company seeks to expand within existing markets and into nearby markets through the FCC-approved acquisition of operating and start-up 450-512 MHz band dispatch systems. Because of the Company's size, it believes it can offer greater and expanded product and infrastructure coverage than 450-512 MHz band operators that operate fewer systems.

         DEVELOPMENT OF EXISTING INTRINSIC VALUE. At the time the Company acquired its original assets from Motorola, the CRs were loaded only to 45% of their capacity. As the Company installs trunking technology, the Company anticipates that available system capacity for additional income-producing units will increase from approximately 55% to 75%. Thus, the Company may be able to achieve a substantial growth rate with a minimum capital investment, other than the costs of trunking. However, there can be no assurance that this will be the case.

         Under the Motorola Agreements, the Company also purchased 92 unlicensed 800 MHz band CRs. At that time, the Company believed that if it acquired FCC consent to assignments of a sufficient number of 800 MHz band licenses, it could obtain exclusivity over the related channels and could then sell the trunked 800 MHz band systems at a much greater price than their original purchase price. The Company has entered into contracts for approximately $4.7 million of such sales, of which sales of approximately $3.5 million have closed and sales of approximately $1.2 million are expected to close before the end of 1997. If the FCC gives the Company the requisite consent and if the Company obtains exclusive control of the remaining 800 MHz band channels, it believes that such systems may be sold at a profit. However, there can be no assurance that the Company will obtain control of these channels, or that the systems will be sold for the amount the Company now estimates.

         SPECTRUM. Spectrum is critical in the communications business. Without spectrum on which to operate, the best communications equipment is worthless. The Company is spending considerable funds to obtain assignments of FCC licenses to provide dispatch services. The Company is receiving assignments of these licenses, and the corollary right to use the spectrum, through purchase of existing systems and through applications to the FCC for the grant of additional licenses. The Company anticipates that these efforts will be ongoing. However, there can be no assurance that the Company will be successful in any or all of these efforts to obtain the rights to use the spectrum.

         Specifically, the Company is actively pursuing additional licenses from the FCC to operate on the 470-490 MHz T-Band channels. If the FCC grants these licenses, the Company plans to construct such T-Band systems. The Company anticipates that, after constructing T-Band systems, its next licensing project will involve obtaining FCC consent to convert the individual 450-470 MHz band customer licenses using the Company's CRs to FB-6 (Private Carrier) Classification, which would result in the Company becoming the licensee of a trunked system using the formerly individually-licensed channels. Finally, the Company intends to seek FCC authority to operate "offset" channels (i.e., new narrowband channels located adjacent to existing channels) when the partial 450-512 MHz band licensing freeze on such channels is removed.

         The FCC recently announced the adoption of a consolidation plan and related rules for the PMRS bands below 800 MHz. These new rules change how the frequencies are assigned, establish a method for PMRS users to implement highly efficient trunked systems in the bands below 800 MHz and provide for operation of offset channels in the 450-470 MHz band. However, until the full text of this decision is released by the FCC, which is expected to occur shortly, the actual impact of the new rules on the Company's operations cannot be determined. See "Regulation."

         Although the Company does not intend to operate 800 MHz band networks on a long-term basis, it currently is consolidating operations in this band so it will be able to sell its licensed systems for favorable prices. The Company thus is attempting to purchase 800 MHz band conventional systems in Chicago and San Francisco, where the Company currently operates CRs. If the Company reaches agreements for those acquisitions and obtains FCC consent, it intends to consummate those transactions. Upon further FCC consent, the Company plans to sell some of these 800 MHz band conventional systems and to convert others to 800 MHz trunked SMRs prior to selling them.

         EQUIPMENT RENTAL. To augment its sales activities, the Company has established a Rental Division. This division currently rents approximately 500 units. The Company provides equipment rental directly to customers, as well as through approved dealers.

         TOWERS. The Company leases space from a variety of lessors for all its CRs, except one CR, which is located on a tower that the Company owns. With the success of spectrum auctions in the PCS, 220 MHz, 800 MHz, and 900 MHz bands, towers are in high demand because these new licensees need facilities for their transmitting and related equipment. To be in a position to take advantage of this increasing demand for tower space, the Company is considering acquiring additional towers to generate revenues by leasing space to other licensees and to decrease its own leasing costs. To implement this strategy, the Company is considering the creation of a tower division, possibly in late 1997 or early 1998. However, there can be no assurance that the Company will be in a position to create a tower division, or, if created, that the tower division will be able to locate suitable towers at a price acceptable to the Company.

COMPETITION

         The Company has intense competition from the following types of operations:

         OTHER 450-512 MHz BAND CR OPERATORS. The Company currently competes with other 450-512 MHz band CR operators. The Company's primary competitors in this category are Nextel and Pittencrief Communications, Inc. ("Pittencrief"), each of which has approximately 400-600 CRs operating in the 450-512 MHz band. Because the Company is expanding its 450-512 MHz band CR operations and because Nextel and Pittencrief have national footprints, the competition with these companies could increase. With FCC approval, the Company has begun converting its 450-512 MHz band CRs from user-licensed conventional operations to the trunked multi-channel format. This process began in metropolitan areas and the Company eventually plans to extend it to suburban markets. Although the Company believes that this conversion will help distinguish it from the 450-512 MHz conventional CR operators, there can be no assurance that the Company will be able to expand its conversion to the trunked multi-channel format or that such conversion will indeed distinguish the Company from conventional CR operators. In addition, a limited number of paging operations are provided in the 450-512 MHz band, but the Company does not anticipate that these services will compete with its CR dispatch services in this band.

         CELLULAR TELEPHONE SYSTEMS. The Company currently competes, and believes that it will continue to compete, with cellular telephone systems to a great extent. The Company charges a flat monthly rate for its services. By contrast, cellular charges are primarily based on air time. Additionally, cellular service providers typically charge for a call whether the user placed or received the call. Because many dispatch calls are mobile-to-mobile, cellular calls from one user to another result in two air time charges, one charge for the caller and one charge for the receiver. Large fleet operators may find cellular costs prohibitive, although extremely small fleets may be in a position to justify the cost of cellular service. The Company believes that cellular telephones are not an economical solution for medium to large dispatch users, and that CRs offer a cost-effective alternative for high volume users of cellular telephone services.

         800 MHz BAND SMR OPERATORS. Due to recent technological developments, 800 MHz band SMR operators may now elect to convert their systems from analog to digital. Nextel, the largest SMR operator in the United States, is in the process of converting its analog technology to digital, beginning with its major metropolitan area systems. Conversion to the digital technology requires capital investment, and the Company believes that companies that convert may be required to increase their prices to recoup their capital costs. These factors may price digital 800 MHz band operators out of the dispatch market and into the cellular telephone market. For this reason, the Company believes 800 MHz band SMR digital operators will not represent a significant competitive threat. However, there can be no assurance that this will be the case.

         The 800 MHz band SMR operators that retain analog technology probably will continue to concentrate on dispatch services and therefore will continue to compete with the Company. The Company believes that eventually many of these 800 MHz band SMR analog providers may be acquired by large digital operators, interested in obtaining additional spectrum to maximize their loading capacity. However, there can be no assurance that such acquisitions will take place or that the 800 MHz band SMR operators will not continue to create significant competition for the Company.

         900 MHz BAND SMR OPERATORS. Operators of 900 MHz band SMR systems currently provide the greatest dispatch service competition to the Company. Many of these 900 MHz band system operators are using analog technology, thereby minimizing capital costs so they can maintain rates at competitive levels. Rates for these services could increase, however, because of higher capital costs for auctioned systems and because of the costs of any conversion to digital technology. However, there can be no assurance that these rates will increase or that operation of 900 MHz band SMR systems will not continue to provide significant competition to the Company.

         In addition to the existing 900 MHz band SMRs in the top 50 markets, the FCC auctioned 900 MHz band systems in 51 MTAs during 1996. The Company unsuccessfully participated in this auction. Per channel costs for the 900 MHz band systems averaged in excess of $10,000 each in the auction. In contrast, many licenses that the Company holds in the 450-512 MHz band cost less than $1,000 per channel. There can be no assurance, however, that the Company will be able to continue obtaining licenses for this price.

         Initially, the Company expects that the auctioned 900 MHz band licensees will operate using analog technology. In some cases, the auction price paid by the 900 MHz licensees per channel indicates that a higher rate may be charged to each subscriber to produce a desired rate of return on the investment. The Company believes that the comparative low cost of the Company's dispatch services may result in lower, more competitive rates for its subscribers. In addition, because of the high prices paid for spectrum in the recent 900 MHz band auction, the Company believes it is unlikely that analog technology based services, such as dispatch services, will be offered on the 900 MHz band on a long-term basis. However, there can be no assurance that 900 MHz band services will be more expensive than the Company's services or that dispatch will not continue to be offered by 900 MHz band operators. Competition from 900 MHz band operators could have a material adverse effect on the Company.

         220 MHz OPERATORS. The 220 MHz band has been available to potential dispatch operators for several years. Although the Company is not aware of any major equipment manufacturer that currently provides a full array of communications equipment to operate at this frequency level, as spectrum becomes more scarce, manufacturers will probably begin providing equipment for the 220 MHz band. If this occurs, 220 MHz band operators could become dispatch competitors to the Company.

         PCS OPERATORS. PCS is the newest technology to enter the wireless communications industry. Broadband PCS systems will operate at 1.8 to 2.2 GHz and will provide PSN interconnection, paging, voice mail and data transfer capabilities. While conventional paging services historically have been provided in the 900 MHz band, recently, narrowband PCS licensees, which are expected to provide paging and other data transmission services, also have begun operating in different segments of the 900 MHz band. PCS services are now available on a limited scope and the Company expects to face competition from these operators.

         The first broadband PCS auction, in which the FCC awarded two 30 MHz licenses in each MTA, began in December 1994 and ended in March 1995. A substantial number of the companies awarded 30 MHz PCS licenses in this auction were current cellular communications providers and joint ventures of current and potential wireless communications service providers. The FCC completed PCS auctions in early 1997. In addition, the FCC has auctioned national and regional narrowband PCS licenses, and it plans to complete this licensing process in 1997.

         At this time, the impact of PCS on the Company's business is uncertain for several reasons. First, PCS is a new service and little, if any, empirical or other market data are available for either broadband or narrowband operations. Second, given the high entry costs for PCS licensees, it is difficult to forecast how soon systems will be operational, what prices will be charged and how successful the systems will be in providing viable competitive services. Third, it is unknown to what extent PCS operators will provide dispatch service in markets where the Company is operating. Although the Company believes that the PCS operators are going to be susceptible to the same higher pricing as cellular operators, as compared to the pricing of the Company's services, there can be no assurance that this will be the case.

REGULATION

         The FCC regulates the construction, operation and acquisition of wireless communications systems under the Communications Act of 1934, as amended (the "Communications Act"), and pursuant to the FCC's rules and policies adopted thereunder. The FCC rules governing wireless communications are highly technical and subject to change. The Company believes it is in material compliance with FCC licensing, loading and operating requirements. The Company has not received any notification of problems or material deficiencies from the FCC.

         Under the Communications Act, dispatch operators, such as the Company, generally are regulated as PMRS providers (i.e., private carriers) rather than as CMRS providers (i.e., common carriers). A PMRS provider is subject to less stringent regulations, both by the FCC and individual states, than a CMRS provider. In contrast, cellular telephone, most paging services and those SMR operators providing PSN telephone interconnect are, or will be, regulated as CMRS providers. Generally, CMRS providers must provide services under the same terms and conditions to any subscriber requesting services. These CMRS providers also may be required to file tariffs and their revenues from services may be regulated. As PMRS providers, dispatch operators, such as the Company, may decline service to certain subscribers and may negotiate different prices with each customer for "like" services. Certain changes to the Communications Act and to the related FCC rules and policies could result in minimizing or eliminating this distinction between PMRS and CMRS providers. These changes could have a material adverse effect on the Company. See "Regulatory Developments."

         LICENSING. In order to provide CR services, the Company does not need an FCC license if its customers are licensed. Most licenses in the 450-512 MHz, 800 MHz and 900 MHz bands are granted for 5-year or 10-year terms. License renewals are generally pro forma, absent material licensee misconduct or failure to meet applicable construction and loading requirements. To the extent that the Company operates its own systems in the 450-512 MHz or 800 MHz bands, it is subject to the same licensing and related requirements as its customers.

         Prior FCC approval is a prerequisite to any license assignment or to the transfer of control over a licensee. In certain instances, the FCC conditions the assignment of a license or transfer of control over a licensee upon meeting certain loading requirements. For its licensed systems, the Company believes that it is in compliance with all applicable FCC rules, including any loading requirements.

         SYSTEM CONSTRUCTION.   Licensees in the 450-512 MHz, 800 MHz and 900

MHz bands are subject to certain deadlines for completing construction and commencing operation. If the licensee does not meet these deadlines and does not obtain an extension from the FCC, the license is subject to cancellation or modification. The Company continually monitors its compliance with FCC requirements for its licenses. This ongoing review assists the Company in ensuring that it completes construction within the FCC's deadlines.

         CHANNEL LOADING REQUIREMENTS. Presently, the FCC does not require that a 450-470 MHz band PMRS system operator load a system with a specified number of radio units within a prescribed time frame. However, the 470-490 MHz T-Band is subject to loading requirements. Loading requirements also apply to 800 MHz and 900 MHz band SMR licensees. If a licensee does not meet loading levels, the FCC may take back channels or cancel the license. A licensee that loses channels cannot reapply for any channels at that location for six months. As discussed above under "System Construction," the Company continually monitors its compliance with general FCC requirements, including loading requirements.

         SYSTEM OPERATION. Licensees in the 450-512 MHz, 800 MHz and 900 MHz bands are subject to certain technical and other operating requirements. If a licensee does not comply with these requirements, the FCC may impose a fine or, if the violations are substantial, the FCC may revoke its license. For its licensed systems, the Company continually monitors its operations and believes that it is in material compliance with the FCC's requirements.

         INTERCONNECTION WITH PUBLIC SWITCHED NETWORK.  Under the
Communications Act,wireless communications operators can provide their customers with mobile radio services interconnected to the PSN. Because these operators have access to the local telephone carrier, subscribers communicate with non-subscribers. If the operator provides such interconnection to the PSN, the FCC likely will regulate the operator as a CMRS provider.

         REGULATORY DEVELOPMENTS. The FCC is considering the following regulatory changes that may affect the Company's businesses. However, it is uncertain at this time what impact, if any, these changes could have on the Company's operations.

         Refarming Proceeding. In its "refarming" proceeding, the FCC recently adopted rules to relieve congestion in the land mobile bands below 800 MHz. These new rules became effective August 1, 1996. The rules (i) increase the number of channels available on an exclusive basis by requiring conversion to narrowband technologies; (ii) provide a phased-in 10-year transition for operators and manufacturers to comply fully with the new requirements; (iii) permit narrowband licensees to aggregate channels so they can provide service on a wide area basis; and (iv) protect existing operators from harmful interference. On February 14, 1997, additional "refarming" rules became effective which clarify certain initial rules, modify the transition plan for compliance with the new rules and provide coordinators greater flexibility in assigning frequencies. In addition, the FCC recently announced the adoption of rules providing for consolidation of operations in the bands below 800 MHz, implementation of highly efficient trunked systems, and disposition of offset channels in the 450-470 MHz band; but the impact of these rules cannot be evaluated until the text of the FCC's decision is released. See "Business Strategy--Spectrum."

         In addition, as part of the "refarming" proceeding, the FCC proposed additional rules that, if adopted, could result in further regulatory consolidation, imposition of user fees or implementation of license auctions. These new proposed rules could make it easier for the Company to expand its footprint and scope of operations. In particular, if the FCC holds auctions in the 450-512 MHz band, the Company, as an established provider of services in this band, may be able to secure exclusive license status in some of its markets. However, there can be no assurance that the proposed rules will be adopted, that the Company would be able to secure exclusive licenses if they were made available, that the Company will be able to expand its footprint or that the Company would be successful in any FCC auction. In addition, the "refarming" proceeding has been controversial and could take several years to complete. Thus, the impact this proposal may have on the Company's operations is uncertain.

         Regulatory Reclassification. Under the Omnibus Budget Reconciliation Act of 1993, the Communications Act was amended to establish two new regulatory categories that involve certain Company businesses. Instead of distinguishing between private carriers and common carriers, the FCC now must distinguish between PMRS providers and CMRS providers. In general, CMRS providers will be subject to regulatory requirements comparable to the requirements for common carriers and PMRS providers will be subject to regulatory requirements comparable to the requirements for private carriers. The FCC has classified all private carrier licensees within the 450-512 MHz refarming bands, except Business Radio Service licensees, as PMRS providers. One of the criteria for determining if a carrier is subject to CMRS regulation, however, is if it provides interconnection to the PSN. The Company is currently classified as a PMRS provider and is generally free from the uniform rules applicable to CMRS providers. If the Company decided to upgrade its services and provide interconnection to the PSN, it likely then would be classified as a CMRS provider. The interconnection to PSN, if deemed appropriate in the Company's business strategy, could provide another source of revenue.

         SMR. The FCC has ruled that 800 MHz band SMR systems, to the extent possible, should be licensed on a wide-area basis and should be subject to auctions. Similar licensing requirements have been imposed upon 900 MHz band SMR licensees. In addition, certain limits on aggregate spectrum held by CMRS licensees, including SMR operators, have been imposed. As a result of these changes, the Company believes that its licensed 800 MHz band systems may be attractive to prospective purchasers. The Company plans to sell these systems, upon FCC consent, without affecting its core business in the 450-512 MHz band segment.

         New Allocations. The FCC has proposals pending from time to time seeking the allocation of additional spectrum for wireless communications services. The Company cannot predict whether or when any such allocation might be made or the extent to which any future allocation of additional spectrum would affect the Company's existing operations or its opportunity to expand.

         State Regulation. State and local governments may exercise their traditional regulatory powers (e.g., health, safety, consumer protection and zoning regulation) over wireless communications systems. The Communications Act, however, specifically preempts state and local government regulation of CMRS and PMRS provider rate offerings and market entry.

         Regulation of Radio Towers. The FCC and the Federal Aviation Administration regulate radio towers with respect to geographic location, height, construction standards and tower maintenance. Failure to maintain radio towers in compliance with regulations can result in penalties to the tower owner or operator. Compliance with lighting and painting requirements is particularly important. The Company believes each tower it uses is in material compliance with applicable regulations. The Company maintains liability insurance to protect it from third party claims relating to non-compliance with tower regulations.

OPERATIONS

         The Company performs billing, maintenance of subscriber records, FCC licensing activities and equipment leasing at its Woodlands, Texas headquarters. A separate department is responsible for all FCC licensing activities, including subscriber load reporting. An independent service company provides 24-hour customer service for the Company.

         The Company's operations are divided into five business regions, as follows: the Western Region, which includes Arizona, New Mexico and El Paso, Texas; the California Region, which includes California; the Midwest Region, which includes Colorado, Kansas, Nebraska, Wyoming, Iowa, Montana, South Dakota and North Dakota; the North Central Region, which includes Illinois, Indiana, Kentucky, Minnesota, Missouri, Ohio, Wisconsin and West Virginia; and the South Central Region, which includes Texas (except El Paso), Louisiana and Arkansas. A business manager oversees each region or, in some cases, two regions. The primary responsibility of the business manager is to recruit local dealers to become agents for the Company. The agent's responsibility is to load the Company's infrastructure with subscriber units. Each agent shares in the gross revenue he brings to the Company. Each business manager is also responsible for eliminating unprofitable CRs, adding new CRs in areas where loading is heavy and expanding the Company's service territory.

EMPLOYEES

         As of March 1, 1997, the Company employed 25 people of whom 24 are employed on a full-time basis. None of the Company's employees belongs to a union.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 5,550 square feet of office space and 1,525 square feet of warehouse space in The Woodlands, Texas, a suburb of Houston, Texas, where its principal offices are located.

         The Company owns one tower and leases antenna and repeater space on approximately 750 tower sites. Other than its lease on the Sears Tower in Chicago, Illinois, no one lease is material to the business of the Company. The leases are generally for terms of one year and month-to-month thereafter, although the lease on the Sears Tower is for a three-year term.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. To its knowledge, the Company is not currently involved in any material legal proceedings and is not aware of any legal proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the Canadian Dealing Network. During the fourth quarter ended December 31, 1996, the high sales price was CDN $4.20 and the low sales price was CDN $3.25. As of March 1, 1997, the Company's Common Stock was held by 152 stockholders of record.

         The Company has not declared or paid any dividends. The payment of dividends in the future will depend on the Company's earnings, capital requirements, operating and financial position and general business conditions. The Company anticipates that earnings will be retained to finance future growth and operations, including research and product development. As such, management anticipates that no dividends will be paid on the Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         Total revenues for 1996 increased $720,000, or 11%, from 1995. Network service revenues of $5,380,000 for 1996 were comparable to 1995. Equipment sales in 1996 were $1,100,000, a 93% increase over 1995 equipment sales of $570,000. This was a significant increase in gross revenues, however, the desired benefit of a direct sales team was not realized and the Company has now established sales through independent dealers and telemarketers working in tandem with the area business managers. Radio rental revenues increased to $300,000 from $185,000 in 1995, a 62% increase. The radio rental program was not in force for the first quarter of 1995. The sale of spectrum was $100,000 in 1996 and $300,000 in 1995. The sales are sporadic in nature as they rely upon the FCC transfer of licenses.

         Cost of sales increased 16% from $4,510,000 in 1995 to $5,230,000 in 1996. Network services costs decreased from $4,060,000 to $3,810,000 primarily due to reduced antenna site rent. The Company renegotiated most of its multiple site contracts and obtained more favorable rentals. Equipment sales costs increased from $420,000 in 1995 to $958,000 in 1996. The cost of equipment sales increased for the year 1996 due to a full year of equipment sales as compared with a partial year in 1995. Radio rental costs increased $50,000 due to allocation of the ancillary services provided in 1996. Service costs were $445,000 in 1996 and $31,000 in 1995. The service group was established in December 1995 and sold in 1996.

         Depreciation and amortization increased 18% from $676,000 in 1995 to $800,000 in 1996 due to increased capital assets and amortization of licenses granted to the Company.

         General and administrative expenses increased $570,000 to $2,270,000 from 1995 to 1996. The 33% increase resulted from establishing a regional office in Illinois ($190,000); 1996 was the first full year of operations for the rental division ($25,000); 1996 was intended to be the first full year for the direct sales and service division, however, the division was discontinued in August 1996 ($170,000); and personnel additions in the corporate division ($185,000).

         The Company incurred a loss on the sale of its service-related division in 1996, in the amount of $86,000. For the year ended December 31, 1996, the Company's gains on the removal and sale of repeaters was $10,000 greater than 1995, due to additional removals and sales. Interest expense in 1996 was $15,000 less than 1995 due to the reduction of principal on the note payable to Champion Communications Company in an exchange for stock in November 1995. Interest revenue for the year 1996 was $7,500 greater than 1995 due to the investment of the proceeds of the September 25, 1996 Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had cash and cash equivalents of approximately $1,087,000.

         The working capital of the Company at December 31, 1996 was a negative $1,573,000 as compared with a negative $774,000 at December 31, 1995. The decrease in working capital is attributable to the acceleration of principal payments due on the note payable to Champion Communications Company precipitated by the sales of the repeater capital assets. In March 1997 a portion of the proceeds from a non-core spectrum sale were utilized to eliminate the $2,800,000 of debt and interest to Champion Communications Company.

         Cash flows from operating activities were a negative $1,240,000 and a negative $155,000 for the years 1996 and 1995, respectively.

         The Company's negative working capital and negative cash flows from operations have occurred as a result of the start-up of various divisions in connection with the operation of the assets acquired from Motorola in 1994. In addition, the Company has implemented projects to develop, expand and acquire licensed systems to complement the existing CRs as well as to obtain systems for resale.

         The Company raised $1,900,000 in a public offering in Canada of Common Stock and warrants to acquire Common Stock and a private placement in the United States of Common Stock and Warrants, which was completed in September 1996. The Company anticipates that it will generate additional funds from several sales of non-core 800 MHz band systems during 1997. The first of these sales closed in March 1997, which generated $3,500,000 in proceeds. There can be no assurance, however, that the Company will be able to continue to raise additional funds in this manner. Failure to do so could have a material adverse effect on the Company's cash flow and available working capital.

         The Company has granted Britwirth Investment Company, Ltd. a right of first refusal with respect to acting as underwriter in any offerings by the Company of Common Stock or other equity securities prior to March 31, 1997.

         During 1996 the Company incurred $845,000 in additions to communications and related equipment. These capital expenditures were financed in part by borrowings from commercial financing institutions, the remaining private placement funds and proceeds of the initial public offering in Canada. As of December 31, 1996, the Company owed $337,000 to three commercial lenders with varying repayment terms.

ITEM 7.  FINANCIAL STATEMENTS

        (See Item 13).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company and their respective ages and positions are as follows:

                                                                              PRINCIPAL
                                                                            OCCUPATION IF
                                                                            DIFFERENT FROM
            NAME                AGE             POSITION                    POSITION HELD
 --------------------------   -------   -------------------------       ----------------------
 Albert F. Richmond             55      Chairman of the Board and                 N/A
 Spring, Texas                          Chief Executive Officer

 David A. Terman                53      President                                 N/A
 The Woodlands, Texas                   Director

 Mary F. Garner                 42      Secretary                                 N/A
 The Woodlands, Texas

 Pamela R. Cooper               44      Chief Financial Officer,                  N/A
 Spring, Texas                          Treasurer and Controller

 Peter F. Dicks(1)(2)           54      Director                              Investments
 London, England

 Randel R. Young(1)(2)          40      Director                                Attorney
 Houston, Texas

- ---------------------------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee

         ALBERT F. RICHMOND has served as Chairman of the Board, Chief Executive Officer and a director of the Company since September 29, 1994. From May 1986 to February 1996, he was Chairman of the Board of Olympic Natural Gas Company, and from 1981 to 1986, he served as Chief Financial Officer and a director of American Oil and Gas Corporation. Mr. Richmond is also a director of Standco Industries, Inc., a privately held manufacturer of oil field equipment based in Houston, Texas. Mr. Richmond received a Bachelor of Business Administration degree from Texas Christian University in 1965.

         DAVID A. TERMAN has been President of the Company since November 1, 1994 and a director since September 29, 1994. Mr. Terman was employed by Motorola from 1970 to 1994 where he held several management positions, including positions in direct sales, indirect distribution and network services operations, all of which are directly related to the wireless radio communications industry. Mr. Terman received his Bachelor of Science degree in Aviation Management from Auburn University in 1968.

         MARY F. GARNER has served as Corporate Secretary of the Company since September 29, 1994, and has been human resources manager of the Company since August 1995. From January 1990 to February 1996, she was Corporate Secretary of Olympic Natural Gas Company, and also served as Office Manager of Olympic Natural Gas Company from June 1986 to July 1995.

         PAMELA R. COOPER has been Treasurer and Controller of the Company since April 1, 1995, and Chief Financial Officer since March 1996. From 1988 to 1995, she was the owner of PRC Consulting, an accounting firm in Dallas, Texas. Ms. Cooper graduated from Southern Methodist University in 1974 with a Bachelor of Business Administration degree.

         PETER F. DICKS has been a director of the Company since October 24, 1994. He has also served as a director of Standard Microsystems Corporation, a publicly-traded company, since June 1992. Mr. Dicks serves as director for several companies in the United Kingdom, including Second Consolidated Trust, The East German Investment Trust PLC, The Hoare Govett Smaller Companies Investment Trust PLC, Action Computer Supplies Holdings PLC, The Hoare Govett 1000 Index Investment Trust PLC, Save & Prosper Linked Investment Trust

PLC, The Personal Number Company PLC and Second London American Growth Trust PLC, all of which are publicly traded companies. From 1973 to 1991, he was a founder and director of Abingworth Management Holdings, Ltd., a company that provided venture capital investment management services.

         RANDEL R. YOUNG has been a director since May 7, 1996. Mr. Young currently serves as senior legal counsel for an NYSE energy company, based in Houston, Texas. From April 1991 to October 1993, Mr. Young was an attorney in his own Houston law firm. From October 1993 to December 1995, he was a partner with the New York-based law firm of Haight Gardner Poor & Havens, resident in its Houston office. From December 1995 to April 1996, he was a partner with the law firm of Gardere & Wynne, L.L.P., resident in its Houston office. Mr. Young received his Bachelor of Arts degree, with highest honors, from the University of Houston in 1977. Mr. Young received his law degree, with honors, from the University of Houston Law Center in 1980.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established standing Audit and Compensation Committees. The Audit Committee will annually recommend to the Board the appointment of independent certified accountants as auditors for the Company, discuss and review the scope of and fees for the prospective annual audit and review the results with the auditors, review the Company's compliance with its existing accounting and financial policies, review the adequacy of the financial organization of the Company and consider comments by the auditors regarding internal controls and accounting procedures and management's response to those comments. The Audit Committee currently is comprised of Messrs. Dicks and Young.

         The Compensation Committee reviews and makes recommendations to the Board regarding salaries, compensation and benefits of executive officers and employees of the Company and administers the Company's 1996 Incentive Plan. The Compensation Committee currently is comprised of Messrs. Dicks and Young.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company was not a reporting Company during the fiscal year ended December 31, 1996.

ITEM 10.       EXECUTIVE  COMPENSATION

         The following tables sets forth certain information with respect to the compensation paid to the Company's Chief Executive Officer and each other executive officer who received compensation in excess of $100,000 for the year ended December 31, 1996 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                         ANNUAL               COMPENSATION
                                                      COMPENSATION          ------------
                                      FISCAL YEAR     ------------            SECURITIES
         NAME AND PRINCIPAL              ENDED           SALARY               UNDERLYING
              POSITION                  DEC. 31            ($)               OPTIONS/SARS(#)
------------------------------------  -----------      -----------            -----------
Albert F. Richmond,                      1996        $  125,000                 --
Chairman of the Board and Chief
Executive Officer

David A. Terman,                         1996        $  125,000                 --
President and Director

         A total of 500,000 shares of the Company's Common Stock have been reserved for issuance under the Company's 1996 Incentive Plan (the "1996 Plan") which was adopted in February 1996. At March 1, 1997, options to acquire 362,000 shares of Common Stock had been granted under the 1996 Plan, of which 79,000 have expired because of employee termination, and all remaining options issuable thereunder were available for future grant. The 1996 Plan provides for the grant to employees, including officers of the Company, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory stock options, stock appreciation rights and restricted shares of Common Stock (collectively, "Awards"). In addition, non-employee directors ("Outside Directors") and consultants are eligible to receive nonstatutory stock options.

         The 1996 Plan is currently administered by the Compensation Committee of the Board of Directors. Subject to special provisions relating to Outside Directors, the Compensation Committee selects the employees to which Awards may be granted and the type of Award to be granted and determines, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting. In making such determination, the Compensation Committee takes into account the employees' present and potential contributions to the success of the Company and other relevant factors.

         The exercise price of all incentive stock options granted under the 1996 Plan must be at least equal to the fair market value of the shares of Common Stock on the date of grant. With respect to any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option granted under the 1996 Plan must equal at least 110% of the fair market value of the shares of Common Stock subject to such option on the date of grant, and the term of the option must not exceed five years. To the extent that the aggregate fair market value of the shares with respect to which options designated as "incentive stock options" are exercisable for the first time by any optionee during any calendar year exceeds $100,000, such options will be reclassified in accordance with the Code. The 1996 Plan is not a qualified deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Options granted under the 1996 Plan vest pursuant to terms determined by the Board of Directors or its designated committee. The terms of all incentive stock options and nonstatutory stock options granted under the 1996 Plan may not exceed ten years. However, the terms of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock may not exceed five years.

         Under the 1996 Plan, options are automatically granted to current and future Outside Directors of the Company. Each person who was an Outside Director of the Company on February 1, 1996, the effective date of the 1996 Plan ("Current Directors"), received an option to purchase 10,000 shares of Common Stock of the Company at a purchase price of $2.00 per share, the fair market value of the Common Stock on that date. Such options vested immediately on the date of their grant, are exercisable for 10 years and may be exercised at any time during the option term.

         Under the 1996 Plan, individuals who are not directors, but subsequently become Outside Directors of the Company after the adoption of the 1996 Plan (a "Future Director"), will automatically receive an option to purchase 10,000 shares of Common Stock of the Company at a purchase price equal to the fair market value of the stock at the date of grant. Such shares vest immediately and are exercisable for a period of ten years. Once the Company becomes a reporting company under the Securities Exchange Act of 1934, each Outside Director will automatically receive an annual grant of options to acquire 1,500 shares of Common Stock at the fair market value of the Common Stock on the date of the grant, vested immediately upon grant, and exercisable at any time during the 10-year term of the option.

         Under the 1996 Plan, restricted shares of Common Stock ("Restricted Stock") may be granted to employees pursuant to terms determined by the Board of Directors or its designated committee. Restricted Stock may not be transferred until the restrictions are removed or have expired. Conditions to the removal of restrictions may include, but are not required to be limited to, continuing employment or service to the Company or the achievement of certain performance objectives.

         Stock appreciation rights ("SARs") may be granted to employees, either independent of, or in connection with, options. SARs granted in connection with an option are subject to the terms of the Award agreement granting the option. Upon exercise of SARs granted in connection with an option, the holder shall receive payment (in cash, Common Stock or a combination of both at the discretion of the Board of Directors or its designated committee) in an amount equal to the product of (i) the fair market value of a share of Common Stock on the date of exercise minus the exercise price per share of the option, multiplied by (ii) the number of shares of Common Stock as to which the SAR is being exercised. SARs granted independent of an option are exercisable in the manner, and pursuant to the terms, determined by the Board of Directors or its designated committee. Terms to be determined by the Board of Directors or its designated committee include the number of shares to which the SAR applies, the vesting schedule for the exercise of such right and the expiration date of the right. Upon exercise of an SAR, the holder shall receive payment (in cash, Common Stock or a combination of both at the discretion of the Board of Directors or its designated committee) in an amount equal to the product of (i) the fair market value of a share of Common Stock as of the date of exercise, minus the fair market value of a share of Common Stock as of the date the SAR was granted, multiplied by (ii) the number of shares as to which the SAR is being exercised. The exercise of SARs granted in connection with options requires the holder to surrender the related option (or any portion thereof, to the extent unexercised). No SAR granted under the 1996 Plan is transferable by the employee other than by will or by the laws of descent and distribution, and each SAR is exercisable during the lifetime of the employee only by such employee.

         Under the 1996 Plan, if any change is made in the Company's capitalization, such as a stock split or stock dividend, which results in a greater or lesser number of shares of outstanding Common Stock, appropriate adjustment shall be made in the exercise price and the number of shares subject to options, Restricted Stock Awards and SARs.

         Award agreements under the 1996 Plan may, as determined by the Board of Directors or its designated committee, provide that, in the event of a "change in control" of the Company, (i) the holder of a stock option will be granted a corresponding SAR, (ii) all outstanding SARs and stock options will become immediately and fully vested and exercisable in full and (iii) the restriction period on any Restricted Stock will be accelerated and the restrictions will expire. In general, a "change in control" of the Company occurs in any of five situations: (i) a person other than (a) the Company, (b) certain affiliated companies or benefit plans, or (c) a company a majority of which is owned directly or indirectly by the stockholders of the Company, becomes the beneficial owner of 50% or more of the voting power of the Company's outstanding voting securities; (ii) a majority of the Board of Directors is not comprised of the members of the Board of Directors at the effective date of the 1996 Plan and persons whose elections as directors were approved by those original directors or their approved successors; (iii) a person described in clause (i) announces a tender offer for 50% or more of the Company's outstanding voting securities and the Board of Directors approves or does not oppose the tender offer; (iv) the Company merges or consolidates, other than mergers or consolidations in which the Company's voting securities are converted into securities having the majority of voting power in the surviving company; or (v) the Company liquidates or sells all or substantially all of its assets, or the Company's stockholders approve such a liquidation or sale, except sales to corporations having substantially the same ownership as the Company.

         If a "restructuring" of the Company occurs that does not constitute a change in control of the Company, the Board of Directors or the committee administering the 1996 Plan may (but need not) cause the Company to take any one or more of the following actions: (i) accelerate in whole or in part the time of vesting and exercisability of any outstanding stock options and SARs to permit those stock options and SARs to be exercisable before, upon or after the completion of the restructure; (ii) grant each option holder corresponding SARs;
(iii) accelerate in whole or in part the expiration of some or all of the restrictions on any Restricted Stock; (iv) if the restructuring involves a transaction in which the Company is not the surviving entity, cause the surviving entity to assume in whole or in part any one or more of the outstanding Awards upon such terms and provisions as the Board of

Directors or its designated committee deems desirable; or (v) redeem in whole or in part any one or more of the outstanding Awards (whether or not then exercisable) in consideration of a cash payment, adjusted for withholding obligations. A restructuring generally is a merger of the Company or the direct or indirect transfer of all or substantially all of the Company's assets (whether by sale, merger, consolidation, liquidation or otherwise) in one transaction or a series of transactions.

401(K) PLAN

         In January 1996, the Company adopted a 401(k) Plan (the "401(k) Plan") under which all employees of the Company who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. The Company may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors has not made a decision regarding matching contributions for the fiscal year ending December 31, 1996. The Company's matching contributions vest over a four-year period beginning when an employee has completed two years of service.

OUTSTANDING OPTIONS

         As of March 1, 1997, the Company had granted options to 24 of its employees and two directors to purchase 362,000 shares of its Common Stock under its 1996 Plan. Of these, options to purchase 79,000 shares expired when employees' employment with the Company terminated.

         Incentive stock options granted to officers and employee directors are exercisable at $2.00 to $3.00 per share and vest over a five-year period beginning February 1, 1998. These options expire 10 years after the date they are granted or 90 days following termination of the optionee's employment with the Company.

         The Company has issued 23,000 non-qualified options to Messrs. Dicks and Young, its Outside Directors. The options vest immediately, are exercisable at $2.00 to $2.75 per share and expire 10 years after the date of grant.

COMPENSATION OF DIRECTORS

         Through June 20, 1996, Outside Directors received $750 per meeting. On June 20, 1996, the Board increased this fee to $1,000. The Company also pays directors $500 for each committee meeting that they attend.

         Under the 1996 Plan, Peter F. Dicks, on February 1, 1996 and December 31, 1996, and Randel R. Young, on May 7, 1996 and December 31, 1996, as Outside Directors, each received options to purchase 11,500 shares of the Company's Common Stock at $2.00 to $2.75 per share, the fair market value of the Common Stock on the dates the Company issued these options. Such options vested immediately, are exercisable for 10 years, and may be exercised at any time during the option term.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of November 1, 1996, by (i) each director of the Company; (ii) each Named Executive Officer (as hereinafter defined); (iii) each person known to be a beneficial owner of 5% or more of the Common Stock, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to the shares.



             NAME OF                                            PERCENT
         BENEFICIAL OWNER             NUMBER OF SHARES     BENEFICIALLY OWNED
 --------------------------------     ----------------     ------------------

Albert F. Richmond                      1,720,000(1)            28.18%
1610 Woodstead Ct., Suite 330
The Woodlands, Texas  77380

David A. Terman                         1,892,000(2)            31.00%
1610 Woodstead Ct., Suite 330
The Woodlands, Texas  77380

Mary F. Garner                             30,000(3)              *

Pamela R. Cooper                           12,700(4)              *

Peter F. Dicks                            161,500(5)             2.64%

Randel R. Young                            24,313(6)              *

All executive officers and              3,840,513               62.69%
directors as a group

- ----------------------
*Less than 1%

(1) Shares held by Albert F. Richmond and his wife, Linda L. Richmond, as joint tenants with right of survivorship.


(2) Includes 1,272,000 shares held by a Marital Trust of which David A. Terman is trustee and his wife, Maura B. Terman, is beneficiary, and 620,000 shares held by a Marital Trust of which Maura B. Terman is trustee and David A Terman is beneficiary. Mr. and Mrs. Terman each disclaim beneficial ownership of shares held by them as trustee.

(3) Shares held by Mary F. Garner and her husband, James M. Dobson, III, as joint tenants with the right of survivorship. Does not include options to acquire 10,000 shares granted on February 1, 1996 and options to acquire 12,000 shares granted on February 6, 1997, as such options are not exercisable until February 1, 1998 and February 6, 1999, respectively.

(4) Includes 4,700 shares held by Smith Barney, as Custodian of IRA. Does not include options to acquire 10,000 shares granted on February 1, 1996 and options to acquire 12,000 shares granted on February 6, 1997, as such options are not exercisable until February 1, 1998 and February 6, 1999, respectively.

(5) Includes options to acquire 11,500 shares of Common Stock exercisable within 60 days.

(6) Includes 5,491 shares held by Randel R. Young, Trustee for Brian C. Young Trust; 7,322 shares held by Randel R. Young, Trustee for Shannon E. Young Trust; and options to acquire 11,500 shares of Common Stock exercisable within 60 days. Mr. Young disclaims beneficial ownership of the shares held in trust.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At the Company's inception, the Company issued 1,800,000 shares of Common Stock to each of Albert F. Richmond and David A. Terman for $.50 per share. This amount was paid through reduction of indebtedness on loans from Champion Communications Company, a company wholly owned by Mr. Richmond, to the Company. Mr. Richmond is the Company's Chairman of the Board and Chief Executive Officer and Mr. Terman is the Company's President. Mr. Richmond acquired an additional 200,000 shares of Common Stock for $1.35 per share in December 1995. Also, in December 1995, David A. Terman, as trustee of a marital trust, his wife, Maura B. Terman, as trustee of a marital trust, and Elisa and Eileen Terman, the daughters of David Terman, acquired 72,000, 100,000, 14,000 and 14,000 shares of Common Stock, respectively, all at $1.35 per share, as more fully discussed below.

         In October 1994, the Company issued 150,000 shares of Common Stock to Peter Dicks, one of the directors of the Company, for $.50 per share.

         On January 2, 1995, the Company documented past advances from Champion Communications Company made to the Company in 1994 for the acquisition of base stations and related customers by executing and delivering a note in the amount of $3,177,505 at the prime interest rate as published in the Wall Street Journal, and granting a security interest in 1,499 community repeaters secured by a security agreement. On November 15, 1995, $377,925 of the amount payable and $162,075 of accrued interest payable was converted into 400,000 shares of Common Stock at $1.35 per share, which shares were issued on December 15, 1995 to Mr. Richmond and his wife, Linda L. Richmond, David A. Terman and his wife, Maura B. Terman, as trustees of marital trusts, and Elisa and Eileen Terman, the daughters of David Terman. On November 15, 1995, the Company executed a promissory note to Champion Communications Company for the remaining balance of $2,799,581.26. An endorsement to the promissory note signed on August 15, 1996 extends the maturity date to September 30, 2001 and specifies 20 quarterly installments commencing March 31, 1997. The Company also executed a security agreement on November 15, 1995, granting Champion Communications Company a first lien security interest in the Company's equipment, including its CRs, its insurance and rights thereunder and any proceeds from the sale, lease or assignment of CR spectrum or spectrum licenses. On March 17, 1997, the principal of $2,799,581.26 and $78,883.70 of accrued interest were paid in full by the Company. Pamela R. Cooper, Chief Financial Officer, Controller and Treasurer of the Company, also serves as an officer of Champion Communications Company.

         In July 1995, Albert F. Richmond made a loan to the Company in the amount of $50,000. The Company executed a promissory note in the amount of $50,000 bearing interest at 10% per annum to Mr. Richmond on July 28, 1995, payable in full on August 28, 1995. In connection with this loan, the Company executed a Security Agreement granting Mr. Richmond a security interest in the Company's accounts receivable. On August 28, 1995, Mr. Richmond advanced an additional $25,000 and the Company executed an endorsement increasing the principal amount of the note to $75,000 and extending the maturity date to October 28, 1995. In October 1995, Mr. Richmond advanced an additional $35,000 and the Company executed a second endorsement increasing the principal amount of the note to $110,000. This debt, including interest in the amount of $2,679.12, was repaid in full in 1995.

         Under a management agreement dated July 20, 1995 between the Company and Champion Communications Company, the Company is currently operating a five-channel 800 MHz trunking system licensed to Champion Communications Company. Pursuant to this management agreement, Champion Communications Company retains ultimate overall control over this licensed system but the Company provides all management services for the system. The management agreement expired December 31, 1996, but is continuing by verbal agreement of the parties on a month-to-month basis. Champion Communications Company granted the Company the option, until December 31, 1996, to purchase the system for $100,000 upon receipt of FCC consent. The Company plans to exercise this option, but there can be no assurance that it will be exercised.

         On July 29, 1996, in connection with the Company's initial public offering in Canada, Messrs. Richmond and Terman, the Company and Equity Transfer Services, Inc. entered into an Escrow Agreement pursuant to which Messrs. Richmond and Terman each placed 1,555,200 shares of Common Stock held by them in escrow with Equity Transfer Services, Inc. The securities are to be released from escrow as follows: 10% on April 30, 1997, 20% on each of July 31, 1997, July 31, 1998, and July 31, 1999; and 30% on July 31, 2000.

These escrowed shares are included in the Company's earnings per share calculation and are not considered "contingent shares issuable" for accounting purposes.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

                                                                                                     Page
1.       Financial Statements:

                  Independent Auditors' Report ....................................................  F-2

                  Balance Sheets, December 31, 1996 and 1995 ......................................  F-3

                  Statements of Operations, Years Ended December 31, 1996 and 1995 ................  F-4

                  Statements of Changes in Stockholders' Equity, Years Ended
                           December 31, 1996 and 1995..............................................  F-5

                  Statements of Cash Flows, Years Ended December 31, 1996 and 1995.................  F-6

                  Notes to Financial Statements....................................................  F-7

2.       Exhibits:

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
3.1           Certificate of Incorporation filed September                        Exhibit 3.1 to the
              29, 1994.                                                           Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
3.2           Certificate of Amendment to Certificate of                          Exhibit 3.2 to the
              Incorporation filed January 26, 1996.                               Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
3.3           Certificate of Amendment to Certificate of                          Exhibit 3.3 to the
              Incorporation filed April 23, 1996.                                 Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
3.4           By-laws dated September 29, 1994.                                   Exhibit 3.4 to the
                                                                                  Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
4.1           Specimen Common Stock share certificate.                            Exhibit 4.1 to the
                                                                                  Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
4.2           Pages from Certificate of Incorporation and                         Exhibit 4.2 to the
              By-laws defining rights of stockholders -                           Registration Statement
              included in Exhibits 3.1, 3.2, 3.3 and 3.4.                         on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.1          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.1 to the
              effective September 14, 1994, between                               Registration Statement
              Motorola, Inc. and the Company, and                                 on Form 10-SB effective
              Addendum to Offer to Buy and Bill of Sale                           February 13, 1997
              dated September 14, 1994.                                            (File No. 0-29032)
10.2          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.2 to the
              effective October 13, 1994, between                                 Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.3          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.3 to the
              effective October 13, 1994, between                                 Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.4          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.4 to the
              effective November 27, 1994, between                                Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.5          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.5 to the
              effective November 29, 1994, between                                Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.6          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.6 to the
              effective December 8, 1994, between                                 Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.7          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.7 to the
              effective December 8, 1994, between                                 Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
10.8          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.8 to the
              effective December 13, 1994, between                                Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.9          Lease Agreement dated November 10,                                  Exhibit 10.9 to the
              1994, between The Woodlands Corporation                             Registration Statement
              and the Company.                                                    on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.10         Modification and Modification of Lease                              Exhibit 10.10 to the
              dated April 4, 1995, between The                                    Registration Statement
              Woodlands Corporation and the Company.                              on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.11         Modification and Modification of Lease                              Exhibit 10.11 to the
              dated July 24, 1995, between The                                    Registration Statement
              Woodlands Corporation and the Company.                              on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.12         Modification and Modification of Lease                              Exhibit 10.12 to the
              dated May 1, 1996, between The                                      Registration Statement
              Woodlands Corporation and the Company.                              on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.13         Radius Communication Products Reseller                              Exhibit 10.13 to the
              Agreement dated September 22, 1994,                                 Registration Statement
              between Motorola, Inc. and the Company;                             on Form 10-SB effective
              Amendment to Reseller Agreement dated                               February 13, 1997
              September 22, 1994; and Master                                       (File No. 0-29032)
              Amendment No. 1 dated September 30,
              1996.
10.14         Motorola Authorized Two-Way Radio                                   Exhibit 10.14 to the
              Dealer Agreement dated September 22,                                Registration Statement
              1994, between Motorola, Inc. and the                                on Form 10-SB effective
              Company; Paging Product Sales to the                                February 13, 1997
              United States Government Amendment                                   (File No. 0-29032)
              dated on or about January 10, 1996;
              Amendment dated on or about February
              13, 1996; and Per Unit Administrative
              Processing Charge Amendment dated
              September 30, 1996.

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
10.15         Motorola Master Radio Service Software                              Exhibit 10.15 to the
              License Agreement dated November 8,                                 Registration Statement
              1994, between Motorola, Inc. and the                                on Form 10-SB effective
              Company.                                                            February 13, 1997
                                                                                   (File No. 0-29032)
10.16         Master Dealer Agreement Land Mobile                                 Exhibit 10.16 to the
              Radio Products, undated, between Kenwood                            Registration Statement
              Communications Corporation and the                                  on Form 10-SB effective
              Company; Product Addendum dated                                     February 13, 1997
              February 5, 1996; and Product Addendum,                              (File No. 0-29032)
              undated.
10.17         Systems Management Agreement dated July                             Exhibit 10.17 to the
              20, 1995, between Champion                                          Registration Statement
              Communications Company and the                                      on Form 10-SB effective
              Company; and Purchase Option dated July                             February 13, 1997
              20, 1995, from Champion Communications                               (File No. 0-29032)
              Company to the Company.
10.18         Promissory Note dated July 28, 1995, in the                         Exhibit 10.18 to the
              original principal amount of $50,000.00                             Registration Statement
              from the Company to Albert F. Richmond;                             on Form 10-SB effective
              Endorsement No. 1 dated August 28, 1995;                            February 13, 1997
              and Endorsement No. 2 dated October 24,                              (File No. 0-29032)
              1995.
10.19         Security Agreement dated July 28, 1995,                             Exhibit 10.19 to the
              between the Company and Albert F.                                   Registration Statement
              Richmond.                                                           on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.20         Letter of Engagement dated October 10,                              Exhibit 10.20 to the
              1995, from Britwirth Investment Company,                            Registration Statement
              Ltd. to the Company.                                                on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.21         Antenna Site License commencing                                     Exhibit 10.21 to the
              November 1, 1995, for a term of 36                                  Registration Statement
              months, between Motorola, Inc. and the                              on Form 10-SB effective
              Company.  (CONFIDENTIAL)                                            February 13, 1997
                                                                                   (File No. 0-29032)
10.22         Antenna Site License commencing                                     Exhibit 10.22 to the
              November 1, 1995, for a term of 36                                  Registration Statement
              months, between Motorola, Inc. and the                              on Form 10-SB effective
              Company.  (CONFIDENTIAL)                                            February 13, 1997
                                                                                   (File No. 0-29032)

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
10.23         Promissory Note dated November 15, 1995,                            Exhibit 10.23 to the
              in the original principal amount of                                 Registration Statement
              $2,799,581.26 from the Company to                                   on Form 10-SB effective
              Champion Communications Company; and                                February 13, 1997
              Endorsement No. 1 dated August 18, 1996.                             (File No. 0-29032)
10.24         Security Agreement dated November 15,                               Exhibit 10.24 to the
              1995, between the Company and Champion                              Registration Statement
              Communications Company; and Amendment                               on Form 10-SB effective
              No. 1 to Security Agreement dated August                            February 13, 1997
              15, 1996.                                                            (File No. 0-29032)
10.25         Services Agreement dated May 3, 1996,                               Exhibit 10.25 to the
              between K N Energy Services, Inc. d/b/a K                           Registration Statement
              N Services, and the Company.                                        on Form 10-SB effective
              (CONFIDENTIAL)                                                      February 13, 1997
                                                                                   (File No. 0-29032)
10.26         Asset Purchase Agreement dated August 30,                           Exhibit 10.26 to the
              1996, between Nextel Communications, Inc.                           Registration Statement
              and the Company.                                                    on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.27         Form of Indemnification Agreement                                   Exhibit 10.27 to the
              between officers and director of the                                Registration Statement
              Company and the Company.                                            on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.28         Escrow Agreement dated July 29, 1996                                Exhibit 10.28 to the
              between Albert F. Richmond, David A.                                Registration Statement
              Terman, Equity Transfer Services, Inc. and                          on Form 10-SB effective
              the Company.                                                        February 13, 1997
                                                                                   (File No. 0-29032)
10.29         Note and Security Agreement dated January                           Exhibit 10.29 to the
              2, 1995 in the original principal amount of                         Registration Statement
              $3,177,505, executed by the Company,                                on Form 10-SB effective
              made payable to Champion Communications                             February 13, 1997
              Company.                                                             (File No. 0-29032)
11.1          Statement regarding computation of per
              share earnings.



24.1          Power of Attorney                               Contained on
                                                              the signature
                                                              page of this
                                                              Annual Report
27.1          Financial Data Schedule.                        _____________


(b)      Reports on Form 8-K.

         None filed during the last quarter of the period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 31st day of March, 1997.

                                                CHAMPION COMMUNICATION
                                                 SERVICES, INC.


By: /s/ ALBERT F. RICHMOND              By: /s/ PAMELA R. COOPER
    --------------------------------        -----------------------------------
      Albert F. Richmond,                   Pamela R. Cooper,
      Chairman of the Board and             Officer, Treasurer and Controller
      Chief Executive Officer

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

         KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 1996, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

  SIGNATURE                        TITLE                              DATE
  ---------                        -----                              ----
/s/ ALBERT F. RICHMOND
-----------------------------   Chairman of the Board and Chief   March 31, 1997
Albert F. Richmond                Executive Officer

/s/ DAVID A. TERMAN
-----------------------------   President and Director            March 31, 1997
David A. Terman

/s/ PAMELA R. COOPER
-----------------------------   Chief Financial Officer,          March 31, 1997
Pamela R. Cooper                  Treasurer, and Controller

/s/ MARY F. GARNER
-----------------------------   Secretary                         March 31, 1997
Mary F. Garner


-----------------------------   Director
Peter F. Dicks

/s/ RANDEL R. YOUNG
-----------------------------   Director                          March 31, 1997
Randel R. Young

                                                                                                     Page
       Financial Statements:

                  Independent Auditors' Report.....................................................  F-2

                  Balance Sheets, December 31, 1996 and 1995 ......................................  F-3

                  Statements of Operations, Years Ended December 31, 1996 and 1995 ................  F-4

                  Statements of Changes in Stockholders' Equity, Years Ended
                           December 31, 1996 and 1995..............................................  F-5

                  Statements of Cash Flows, Years Ended December 31, 1996 and 1995.................  F-6

                  Notes to Financial Statements....................................................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Champion Communication Services, Inc.:

We have audited the accompanying balance sheets for Champion Communication Services, Inc. (the Company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         KPMG Peat Marwick LLP


Houston, Texas
March 14, 1997

                     CHAMPION COMMUNICATION SERVICES, INC.
                                BALANCE SHEETS
                    December 31, 1996 and December 31, 1995

                                   ASSETS

                                                                1996          1995
                                                             ----------    ----------
Current Assets
  Cash and cash equivalents                                  $1,087,440    $1,172,454
  Accounts receivable, net of allowance of $51,606 and
       $50,000 at December 31, 1996 and 1995, respectively      900,061       989,620
  Stock subscriptions receivable                                      -        51,944
  Inventory                                                     457,409       242,073
  Prepaid expenses and other                                     70,315       155,191
                                                             ----------    ----------
   Total Current Assets                                       2,515,225     2,611,282
                                                             ----------    ----------
  Communications equipment and related assets, net            5,475,081     5,675,636
                                                             ----------    ----------
Other assets                                                    607,999       208,654
                                                             ----------    ----------
                                                             $8,598,305    $8,495,572
                                                             ==========    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                           $  446,525    $  673,395
  Accrued expenses                                              690,718       425,397
  Deferred revenue                                            1,586,625     1,709,169
  Current maturities of notes payable                           185,785       157,254
  Current maturities of notes payable to stockholder          1,179,046       419,937
                                                             ----------    ----------
    Total Current Liabilities                                 4,088,699     3,385,152
                                                             ----------    ----------

Long Term Liabilities
  Notes payable                                                 151,166       117,097
  Note payable to stockholder                                 1,620,535     2,379,644
                                                             ----------    ----------
     Total Long Term Liabilities                              1,771,701     2,496,741
                                                             ----------    ----------
Stockholders' Equity
  Common stock, $0.01 par value, 20,000,000 shares
    authorized, 6,103,412 and 4,695,085 shares issued
    and outstanding at December 31, 1996 and 1995,
    respectively                                                 61,034        46,951
  Common stock subscribed, 38,477 shares                              -           385
  Additional paid-in capital                                  5,166,184     3,436,692
  Accumulated deficit                                        (2,489,313)     (870,349)
                                                             ----------    ----------
Total Stockholders' Equity                                    2,737,905     2,613,679
                                                             ----------    ----------

                                                             $8,598,305    $8,495,572
                                                             ==========    ==========





See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                For the years ended December 31, 1996 and 1995


                                                                 1996         1995
                                                             ----------   -----------
Revenues                                                    $  7,136,582   $6,418,018
                                                            -----------    ----------
Operating expenses:
  Cost of sales                                                5,226,733    4,510,413
  Provision for doubtful accounts                                117,000      101,912
  Depreciation and amortization                                  799,870      676,269
  General and administrative expenses                          2,270,984    1,701,788
                                                            -----------    ----------
     Total Operating Expenses                                  8,414,587    6,990,382
                                                            -----------    ----------
     Operating (Loss)                                         (1,278,005)    (572,364)
                                                            ------------   ----------
Other income (expenses):
  Net gain (loss) on disposal of fixed assets                    (78,230)        (284)
  Interest income                                                 18,774       11,117
  Interest expense                                              (281,503)    (296,468)
                                                            ------------   ----------
(Loss) before income taxes                                    (1,618,964)    (857,999)
Income taxes                                                      -             -
                                                            ------------   ----------
Net (loss)                                                  $ (1,618,964)  $ (857,999)
                                                            ============   ==========
Weighted average common shares and common stock
  equivalents outstanding                                      5,084,146    4,161,165
                                                            ============   ==========
Net (loss) per common share                                 $      (0.32)  $    (0.21)
                                                            ============   ==========




See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1996 and 1995

                                    Common                  Common      Additional                  Total
                                    stock       Common      stock        paid-in    Accumulated  Stockholders'
                                    shares      stock     subscribed     capital      deficit      Equity
                                  --------    ---------   ----------   -----------   ---------   ------------
Balance at December 31, 1994      4,258,000      $37,540      $5,040    $2,086,420    $ (12,350)  $2,116,650
                                  ----------   ----------  ----------    ----------   ----------  ----------
Conversion of Common stock
  subscribed to Common stock           -           5,040      (5,040)       (5,981)       -           (5,981)

Issuance of Common stock            437,085        4,371       -           585,694        -          590,065

Common stock subscribed                -           -             385        51,559        -           51,944

Issuance of Common stock
    warrants                           -           -           -           719,000        -          719,000

Net loss for 1995                      -           -           -             -         (857,999)    (857,999)
                                 ----------   ----------  ----------    ----------   ----------   ----------
Balance at December 31, 1995      4,695,085      $46,951        $385    $3,436,692   $ (870,349)  $2,613,679
                                 ==========   ==========  ==========    ==========   ==========   ==========
Conversion of Common stock
    subscribed to Common stock       38,477          385        (385)        -            -            -

Issuance of Common stock            769,850        7,698       -         1,735,492        -        1,743,190

Conversion of Common stock
  warrants                          600,000        6,000                    (6,000)

Net loss for 1996                     -            -           -             -       (1,618,964)  (1,618,964)
                                  ---------    ----------  ----------   ----------  -----------   ----------
Balance at December 31, 1996      6,103,412      $61,034   $   -        $5,166,184  $(2,489,313)  $2,737,905
                                 ==========   ==========   ==========   ==========  ===========   ==========





See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                           STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1996 and 1995


                                                                1996          1995
                                                             ------------  ----------
Cash flows from operating activities:
  Net loss                                                   $(1,618,964)   $(857,999)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
      Depreciation and amortization                              799,870      676,249
      Bad debt expense                                           117,000      101,912
      Loss on sale of fixed assets                                78,230        1,655
      Change in assets and liabilities:
        Accounts receivable                                      (27,441)    (126,492)
         Inventory                                              (215,336)    (176,840)
        Prepaid expenses                                          84,876     (138,326)
        Other assets                                            (374,345)    (149,401)
        Accounts payable                                        (226,870)     609,710
        Accrued expenses                                         265,321      (73,815)
        Deferred revenue                                        (122,544)     (21,977)
                                                             -----------   ----------
          Net cash (used in) provided by
             operating activities                             (1,240,203)    (155,324)
                                                             -----------   ----------
Cash flows from investing activities:
  Additions to property and equipment                           (375,497)    (695,979)
  Proceeds from sale of fixed assets                             132,473       41,777
                                                             -----------   ----------
            Net cash used in investing activities               (243,024)    (654,202)
                                                             -----------   ----------
Cash flows from financing activities:
  Proceeds from sale of stock                                  1,743,190       50,065
  Proceeds from sale of warrants                                     -        719,000
  Proceeds from the issuance of subscribed stock                  51,944      240,779
  Repayment of notes payable                                    (396,921)     (55,401)
                                                             -----------   ----------
            Net cash provided by financing activities          1,398,213      954,443
                                                             -----------   ----------
Net increase in cash and cash equivalents                        (85,014)     144,917

Cash and cash equivalents at beginning of period               1,172,454    1,027,537
                                                             -----------   ----------
Cash and cash equivalents at end of period                   $ 1,087,440   $1,172,454
                                                             ===========   ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

      Interest                                               $   186,709   $   95,740
                                                             ===========   ==========





See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS


(1)      Summary of Significant Accounting Policies

         (a)     Description of Business

                          Champion Communication Services, Inc. (the Company)
                 is a provider of high powered community repeater dispatch services operating within the 450 - 512 MHz and 800 MHz frequency band in the United States. The Company's customers consist primarily of business and government agencies located in both metropolitan and rural geographic regions. The Company provides customers with equipment sales and service, and radio rentals.

         (b)     Basis of Presentation

                          The accompanying financial statements have been
                 prepared in accordance with accounting principles generally accepted in the United States. The differences between accounting principles generally accepted in the United States and Canada would not have a material impact on the accompanying financial statements.

         (c)     Cash and Cash Equivalents

                          For purposes of the statements of cash flows, the
                 Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

         (d)     Inventory

                          The Company's inventory consists primarily of two-way
                 radios, parts and accessories. The Company uses the average cost method of accounting for inventory. The balance recorded at December 31, 1996 and 1995 is the lower of average cost or market. The Company has also included $278,000 of costs for spectrum to be sold in 1997 in the current inventory.

         (e)     Communications Equipment and Related Assets

                          Communications equipment and related assets are
                 recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from five years for other fixed assets to ten years for communications equipment.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)

(1)      Summary of Significant Accounting Policies, (continued)

         (f)     Other Assets

                          Fees associated with obtaining Federal Communication
                 Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are deferred by the Company. Upon disposition, such costs are relieved based upon an average cost basis. Licenses that are used by the Company are capitalized and amortized under the straight line method for five years.

         (g) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

                          The Company adopted the provisions of SFAS No. 121,
                 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         (h)     Accrued Expenses

                          Accrued expenses consist primarily of accrued tower
                 rents of $343,000 and $165,000 at December 31, 1996 and 1995,
                 respectively, and accrued sales and state income taxes. Such costs are expensed in the period during which the related services are rendered.

         (i)     Income Taxes

                          In accordance with U.S. generally accepted accounting
                 principles, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(1)      Summary of Significant Accounting Policies, (continued)

         (j)     Fair Value of Financial Instruments

                          Fair value estimates are made at discrete points in
                 time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

                          The Company believes that the carrying amounts of its
                 current assets and current liabilities approximate the fair value of such items due to their short-term nature. The carrying amount of long-term debt approximates its fair value because the interest rates approximate market and there has been no significant change in the credit risk of the Company.

         (k)     Stock Option Plan

                          On January 1, 1996, the Company adopted SFAS No. 123,
                 Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (l)     Revenue Recognition

                          The standard industry billing cycle for radio
                 dispatch service is generally for three, six and twelve month intervals. The Company defers amounts billed in advance and recognizes revenue as the related services are provided.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(1)      Summary of Significant Accounting Policies, (continued)

         (m)     Earnings (Loss)  Per Common Share

                          Earnings (loss)  per common share are calculated by
                 dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding during the year. Primary and fully diluted earnings (loss) per share are the same for 1996 and 1995.

                          For the years ended December 31, 1996 and 1995, the
                 weighted average number of common shares outstanding was 5,084,146 and 4,161,165, respectively. In calculating earnings per share, the common stock equivalents were ignored due to the antidilutive effect, as the Company incurred losses for the years ended December 31, 1996 and 1995.

         (n)     Use of Estimates

                          Management of the Company has made a number of
                 estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (o)     Reclassifications

                          Certain reclassifications have been made to conform
                 with current reporting practices.

         (p) Differences Between Generally Accepted Accounting Principles in the United States and Canada

                          The Company prepares its financial statements in
                 accordance with generally accepted accounting principles in the United States. The following summarizes significant differences between United States and Canadian generally accepted accounting principles:

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(1)      Summary of Significant Accounting Policies, (continued)

         (p) Differences Between Generally Accepted Accounting Principles in the United States and Canada, (continued)

                 (i) Income Taxes: Generally accepted accounting principles in Canada require the deferred method of accounting for income taxes with the calculation of deferred tax assets and liabilities through the application of historical tax rates. Benefits attributable to net operating loss carryforwards cannot be recorded unless there is virtual certainty that such net operating loss carryforwards will be utilized.

                 (ii) Earnings (Loss) per Common Share: Generally accepted accounting principles in Canada require that common stock equivalents not be included in the earnings (loss) per share calculation. As noted above, common stock equivalents have been ignored due to their antidilutive effect.


(2)      Communication Equipment and Assets

                 Communication equipment and related assets at December 31, 1996 and 1995 are composed of the following:


                                                                      As at December 31, 1996
                                                           ----------------------------------------------
                                                                           Accumulated           Net
                                                             Cost         depreciation          Balance
                                                           ----------     ------------       ------------
         Base station and related equipment                $6,114,049      $1,193,280         $4,920,769
         Rental radio equipment                               439,534         158,187            281,347
         Other furniture, data processing and
           communication equipment                            402,044         129,079            272,965
                                                          -----------     -----------        -----------

                                                           $6,955,627      $1,480,546         $5,475,081
                                                           ----------      ----------         ----------

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(2)     Communication Equipment and Assets, (continued)

                                                                     As at December 31, 1995
                                                           --------------------------------------------
                                                                           Accumulated           Net
                                                             Cost         depreciation         Balance
                                                           ----------     ------------        ----------
         Base station and related equipment                $5,684,041      $  633,292         $5,050,749
         Rental radio equipment                               367,323          68,079            299,244
         Other furniture, data processing and
           communication equipment                            379,101          53,458            325,643
                                                          -----------     -----------        -----------

                                                           $6,430,465     $   754,829         $5,675,636
                                                           ----------     -----------         ----------


(3)      Notes Payable

                 During the years ended December 31, 1996 and 1995, the Company incurred installment notes payable of $256,982 and $264,519, respectively, to finance certain communication equipment purchases.
         At December 31, 1996 and 1995, the total balance outstanding related to the installment notes payable was $322,161 and $225,400, respectively. The notes are payable in monthly installments and mature from 1997 to 1999. The notes bear interest at rates ranging from 11% to 12.75% per year and are secured by communications equipment.

                 During 1995, the Company entered into a revolving note payable with a maximum credit line of $100,000 bearing interest at 17.9% after 90 days. At December 31, 1996 and 1995, the outstanding balances on the credit line were $14,790 and $48,951, respectively. The credit line is being used to finance the acquisition of inventory and is repaid when inventory is sold or at the agreed upon date. Each advance expires 360 days from the date of the advance.

                 In 1994, Champion Communications Company (CCC) advanced the Company $3,177,506 for the acquisition of base stations and the related customers. On November 15, 1995, $377,925 of the note and $162,075 of accrued interest payable was converted to 400,000 shares of common stock at $1.35 per share. The remaining balance of $2,799,581 is payable in 20 quarterly installments commencing March 31, 1997, maturing on September 30, 2001. The note bears interest at a prime rate, (8.25% at December 31, 1996), and is secured by the Company's communications equipment and spectrum. CCC is a Subchapter S corporation, wholly owned by Albert F. Richmond, Chief Executive Officer and a founding stockholder of the Company.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(3)     Notes Payable, (continued)

                 The combined aggregate maturities of the installment notes payable and the note payable to stockholder for each of the five years following December 31, 1996 are as follows:

                                  1997                            $1,364,831

                                  1998                               663,964
                                  1999                               607,154
                                  2000                               500,583
                                  2001                               -
                                                                   ---------

                                                                  $3,136,532
                                                                  ==========

(4)      Income Taxes

                 For the years ended December 31, 1996 and 1995, the Company's effective income tax rate differed from the statutory tax rate as follows:

                                                              1996                   1995
                                                              ----                   ----
         Statutory tax rate                                    (34)%                   (34)%
         Nondeductible travel
          and entertainment                                      -                       1
         Valuation allowance                                    34                      33
                                                            ------                  ------

         Effective tax rate                                      - %                     - %
                                                            ------                  ------


                 As of December 31, 1996 and 1995, deferred tax assets and liabilities were as follows:

                                                            1996                     1995

         Communications equipment                        $  590,781               $  459,081
                                                         ----------               ----------
            Total deferred tax liabilities                  590,781                  459,081
                                                         ----------               ----------

         Net operating loss carryforward                  1,423,573                  741,028
         Allowance for doubtful accounts                     17,546                   10,200
                                                         ----------               ----------

            Total deferred tax assets                     1,441,119                  751,228
                                                         ----------               ----------

         Valuation allowance                               (850,338)                (292,147)
                                                         ----------               ----------

         Net deferred tax assets                         $        -               $        -
                                                         ----------               ----------

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(4)     Income Taxes, (continued)

                 In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded. The valuation allowance increased $558,191 and $288,150 during the years ended December 31, 1996 and 1995, respectively.

                 The December 31, 1996 net operating loss carryforward of approximately $4,186,000 will be available to offset future taxable income and expires in 2009 through 2011.


(5)      Related Party Transactions

                 No related party general and administrative expenses were incurred during the year ended December 31, 1996. During the year ended 1995, the Company incurred approximately $62,000 in general and administrative expenses (primarily personnel charges) allocated from Olympic Natural Gas Company, a company in which Albert F. Richmond served as Chief Executive Officer during 1995.

                 Additionally, during 1995 the Company allocated approximately $23,000 in general and administrative expenses to Olympic Natural Gas Company.

                 The Company is currently using an 800 MHz trunking license belonging to CCC. The Company had the option to purchase the license which expired on December 31, 1996 and continues by verbal agreement of the parties to use the license on a month-to-month basis.


(6)      Stockholders' Equity

                 On September 25, 1996, the Company sold 619,350 shares of common stock in a Canadian initial public offering at $2.73 (Cdn. $3.70) per share. In connection with the initial public offering, an additional 150,500 shares of common stock were sold at $2.73 per share to 41 investors by the Company.

                 In conjunction with the 769,850 common shares issued on September 25, 1996, each unit sold included one common share purchase warrant. The warrants are exercisable at Cdn. $5.00 per share any time before March 25, 1998. The Company has the right to accelerate conversion of the warrants if the average price for the common stock is at least Cdn. $5.50 for ten consecutive days.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(6)      Stockholders' Equity, (continued)

                 The Company granted options to the underwriting agent of the Canadian initial public offering to purchase 50,000 common shares for a period of eighteen months from the completion of the public offering at Cdn. $3.70 per share.

                 Upon the completion of the initial public offering, a third party was granted options, in conjunction with the special warrant offering, to purchase 60,000 common shares during the period of three years from September 25, 1996 at a price of Cdn. $3.70 per share.

                 Of the 6,103,412 issued and outstanding shares of common stock at December 31, 1996, 3,110,400 shares owned by the chief executive officer and president were placed in escrow with Equity Transfer Services, Inc., in connection with the Company's initial public offering in Canada. The securities are to be released from escrow as follows: 10% on April 30, 1997, 20% on each of July 31, 1997, July 31, 1998, and July 31, 1999; and 30% on July 31, 2000.

                 During 1996, 38,477 shares of common stock at $1.35 per share, which were subscribed as of December 31, 1995, were issued. The 504,000 shares of subscribed common stock as of December 31, 1994 were issued during early 1995.

                 During November 1995, 600,000 special warrants were issued to third parties for $1.35 per share, totaling $729,000, net of offering expenses. The primary terms of the special warrants include the exchange of one special warrant for one common share in the capital of Champion for no additional consideration. On October 2, 1996, these warrants were converted to 600,000 shares of common stock.


(7)      Stock Options

                 In 1996, the Company adopted the "1996 Incentive Plan" (the
         Plan) to provide incentive options, nonstatutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees vest and become fully exercisable after a range of two to six years from the date of grant. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 1996, there were 379,000 additional shares available for grant under the Plan.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



         (7)     Stock Options, (continued)

                 As discussed previously in Note 6, the Company issued an additional 110,000 options during 1996 in connection with the initial public offering.

                  The per share weighted-average value of stock options granted during 1996 was $0.55 on the date of grant, using the Black Scholes model with the following assumptions: weighted-average risk-free interest rate of 5.6%, weighted-average expected life of seven years, weighted-average expected volatility of 7.82%, and no expected dividend yield.

                 The Company applies APB Opinion No. 25 in accounting for its Plan and, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                           1996
                                                                           ----
                 Net (loss)
                     As reported                                        $(1,618,964)
                     Pro forma                                          $(1,677,830)

                 (Loss) per share
                     As reported                                          $    (.32)
                     Pro forma                                            $    (.33)


                 At December 31, 1996 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.00 - $3.00 and 5.8 years, respectively. Stock option activity during the periods indicated is as follows:


                                                                  Number of           Weighted-average
                                                                  Shares            exercise price
                                                               ------------         -----------------
                 Balance at December 31, 1995                           0                 $   -
                     Granted                                      307,000                 $2.28
                     Forfeited                                    (76,000)                $2.00
                                                                ----------                -----
                 Balance at December 31, 1996                     231,000                 $2.37
                                                                 =========                =====

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(7)    Stock Options, (continued)

        At December 31, 1996, the number of options exercisable was 133,000 and the weighted-average exercise price of these options was $2.62 per share.

(8)    401(K) Plan

       In January 1996, the Company adopted a 401(k) Plan (the "401(k) Plan") under which all employees of the Company who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue
Code) and have such deferred amounts contributed to the 401(k) Plan. The Company may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors has not made a decision regarding matching contributions for the fiscal year ending December 31, 1996. The Company's matching contributions vest over a four-year period beginning when an employee has completed two years of service.

(9)     Statement of Cash Flows

        During 1995, $377,925 of the principal balance of the notes payable to CCC and $162,075 of accrued interest payable was converted to 400,000 shares of common stock (see note 3).

        Also, during 1996 and 1995, the Company acquired communications equipment in exchange for the incurrence of $256,982 and $264,519 of debt, respectively (see note 3). In addition, the Company acquired resale communications equipment in exchange for the incurrence of $213,120 and $65,233 of debt in 1996 and 1995, respectively (see note 3).

(10)    Commitments and Contingencies

        At December 31, 1996, the Company has commitments under noncancellable operating lease agreements primarily for the rental of office space. Future minimum rental payments due under the lease are:

    1997                           $    78,046
    1998                                71,544
    1999                                71,544
                                     ---------
                                      $221,134
                                      ========


        During the year ended December 31, 1996 and 1995, the Company incurred $103,995 and $95,509 in rental expense, respectively.

(11)    Major Suppliers

        The Company has entered into dealer agreements with two principal communication equipment suppliers. Both dealer agreements may be terminated at any time by the suppliers or the Company without cost. Termination of either of these agreements would have a materially adverse effect on the Company.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(12)    Subsequent Events

        During 1996, the Company entered into several agreements for the sale of non-core spectrum. The non-core spectrum being sold has been acquired by the Company from time to time and is not required for the ongoing business. Under the terms of the agreements, proceeds from the sales will exceed $4,000,000. In March 1997, the Company received proceeds from one of the agreements of $3,500,000 and the Company expects to receive the remaining proceeds from that agreement in the second quarter of 1997. The proceeds were utilized to retire the outstanding note payable to Champion Communications Company.

                               INDEX TO EXHIBITS

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
3.1           Certificate of Incorporation filed September                        Exhibit 3.1 to the
              29, 1994.                                                           Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
3.2           Certificate of Amendment to Certificate of                          Exhibit 3.2 to the
              Incorporation filed January 26, 1996.                               Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
3.3           Certificate of Amendment to Certificate of                          Exhibit 3.3 to the
              Incorporation filed April 23, 1996.                                 Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
3.4           By-laws dated September 29, 1994.                                   Exhibit 3.4 to the
                                                                                  Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
4.1           Specimen Common Stock share certificate.                            Exhibit 4.1 to the
                                                                                  Registration Statement
                                                                                  on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
4.2           Pages from Certificate of Incorporation and                         Exhibit 4.2 to the
              By-laws defining rights of stockholders -                           Registration Statement
              included in Exhibits 3.1, 3.2, 3.3 and 3.4.                         on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.1          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.1 to the
              effective September 14, 1994, between                               Registration Statement
              Motorola, Inc. and the Company, and                                 on Form 10-SB effective
              Addendum to Offer to Buy and Bill of Sale                           February 13, 1997
              dated September 14, 1994.                                            (File No. 0-29032)
10.2          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.2 to the
              effective October 13, 1994, between                                 Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.3          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.3 to the
              effective October 13, 1994, between                                 Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.4          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.4 to the
              effective November 27, 1994, between                                Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.5          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.5 to the
              effective November 29, 1994, between                                Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.6          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.6 to the
              effective December 8, 1994, between                                 Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.7          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.7 to the
              effective December 8, 1994, between                                 Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
10.8          Offer to Buy and Bill of Sale Agreement                             Exhibit 10.8 to the
              effective December 13, 1994, between                                Registration Statement
              Motorola, Inc. and the Company.                                     on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.9          Lease Agreement dated November 10,                                  Exhibit 10.9 to the
              1994, between The Woodlands Corporation                             Registration Statement
              and the Company.                                                    on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.10         Modification and Modification of Lease                              Exhibit 10.10 to the
              dated April 4, 1995, between The                                    Registration Statement
              Woodlands Corporation and the Company.                              on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.11         Modification and Modification of Lease                              Exhibit 10.11 to the
              dated July 24, 1995, between The                                    Registration Statement
              Woodlands Corporation and the Company.                              on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.12         Modification and Modification of Lease                              Exhibit 10.12 to the
              dated May 1, 1996, between The                                      Registration Statement
              Woodlands Corporation and the Company.                              on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.13         Radius Communication Products Reseller                              Exhibit 10.13 to the
              Agreement dated September 22, 1994,                                 Registration Statement
              between Motorola, Inc. and the Company;                             on Form 10-SB effective
              Amendment to Reseller Agreement dated                               February 13, 1997
              September 22, 1994; and Master                                       (File No. 0-29032)
              Amendment No. 1 dated September 30,
              1996.
10.14         Motorola Authorized Two-Way Radio                                   Exhibit 10.14 to the
              Dealer Agreement dated September 22,                                Registration Statement
              1994, between Motorola, Inc. and the                                on Form 10-SB effective
              Company; Paging Product Sales to the                                February 13, 1997
              United States Government Amendment                                   (File No. 0-29032)
              dated on or about January 10, 1996;
              Amendment dated on or about February
              13, 1996; and Per Unit Administrative
              Processing Charge Amendment dated
              September 30, 1996.

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
10.15         Motorola Master Radio Service Software                              Exhibit 10.15 to the
              License Agreement dated November 8,                                 Registration Statement
              1994, between Motorola, Inc. and the                                on Form 10-SB effective
              Company.                                                            February 13, 1997
                                                                                   (File No. 0-29032)
10.16         Master Dealer Agreement Land Mobile                                 Exhibit 10.16 to the
              Radio Products, undated, between Kenwood                            Registration Statement
              Communications Corporation and the                                  on Form 10-SB effective
              Company; Product Addendum dated                                     February 13, 1997
              February 5, 1996; and Product Addendum,                              (File No. 0-29032)
              undated.
10.17         Systems Management Agreement dated July                             Exhibit 10.17 to the
              20, 1995, between Champion                                          Registration Statement
              Communications Company and the                                      on Form 10-SB effective
              Company; and Purchase Option dated July                             February 13, 1997
              20, 1995, from Champion Communications                               (File No. 0-29032)
              Company to the Company.
10.18         Promissory Note dated July 28, 1995, in the                         Exhibit 10.18 to the
              original principal amount of $50,000.00                             Registration Statement
              from the Company to Albert F. Richmond;                             on Form 10-SB effective
              Endorsement No. 1 dated August 28, 1995;                            February 13, 1997
              and Endorsement No. 2 dated October 24,                              (File No. 0-29032)
              1995.
10.19         Security Agreement dated July 28, 1995,                             Exhibit 10.19 to the
              between the Company and Albert F.                                   Registration Statement
              Richmond.                                                           on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.20         Letter of Engagement dated October 10,                              Exhibit 10.20 to the
              1995, from Britwirth Investment Company,                            Registration Statement
              Ltd. to the Company.                                                on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.21         Antenna Site License commencing                                     Exhibit 10.21 to the
              November 1, 1995, for a term of 36                                  Registration Statement
              months, between Motorola, Inc. and the                              on Form 10-SB effective
              Company.  (CONFIDENTIAL)                                            February 13, 1997
                                                                                   (File No. 0-29032)
10.22         Antenna Site License commencing                                     Exhibit 10.22 to the
              November 1, 1995, for a term of 36                                  Registration Statement
              months, between Motorola, Inc. and the                              on Form 10-SB effective
              Company.  (CONFIDENTIAL)                                            February 13, 1997
                                                                                   (File No. 0-29032)

NUMBER                          DESCRIPTION                      PAGE NUMBER            INCORPORATED BY
------                          -----------                    IF FILED HEREIN           REFERENCE TO
                                                               ---------------          ---------------
10.23         Promissory Note dated November 15, 1995,                            Exhibit 10.23 to the
              in the original principal amount of                                 Registration Statement
              $2,799,581.26 from the Company to                                   on Form 10-SB effective
              Champion Communications Company; and                                February 13, 1997
              Endorsement No. 1 dated August 18, 1996.                             (File No. 0-29032)
10.24         Security Agreement dated November 15,                               Exhibit 10.24 to the
              1995, between the Company and Champion                              Registration Statement
              Communications Company; and Amendment                               on Form 10-SB effective
              No. 1 to Security Agreement dated August                            February 13, 1997
              15, 1996.                                                            (File No. 0-29032)
10.25         Services Agreement dated May 3, 1996,                               Exhibit 10.25 to the
              between K N Energy Services, Inc. d/b/a K                           Registration Statement
              N Services, and the Company.                                        on Form 10-SB effective
              (CONFIDENTIAL)                                                      February 13, 1997
                                                                                   (File No. 0-29032)
10.26         Asset Purchase Agreement dated August 30,                           Exhibit 10.26 to the
              1996, between Nextel Communications, Inc.                           Registration Statement
              and the Company.                                                    on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.27         Form of Indemnification Agreement                                   Exhibit 10.27 to the
              between officers and director of the                                Registration Statement
              Company and the Company.                                            on Form 10-SB effective
                                                                                  February 13, 1997
                                                                                   (File No. 0-29032)
10.28         Escrow Agreement dated July 29, 1996                                Exhibit 10.28 to the
              between Albert F. Richmond, David A.                                Registration Statement
              Terman, Equity Transfer Services, Inc. and                          on Form 10-SB effective
              the Company.                                                        February 13, 1997
                                                                                   (File No. 0-29032)
10.29         Note and Security Agreement dated January                           Exhibit 10.29 to the
              2, 1995 in the original principal amount of                         Registration Statement
              $3,177,505, executed by the Company,                                on Form 10-SB effective
              made payable to Champion Communications                             February 13, 1997
              Company.                                                             (File No. 0-29032)
11.1          Statement regarding computation of per
              share earnings.



24.1          Power of Attorney                               Contained on
                                                              the signature
                                                              page of this
                                                              Annual Report
27.1          Financial Data Schedule.                        _____________