Form 10QSB
period 1997-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 1997-05-15
CIK 1028921

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                    FORM 10-QSB


{X}    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the Quarter Ended March 31, 1997.

                                       Or

{ }    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Transition Period From      to
                                                            ----    -----

Commission File Number 000-29032
                       ---------
                     CHAMPION COMMUNICATION SERVICES, INC.

         DELAWARE                                     76-0448005
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


   1610 WOODSTEAD COURT
         SUITE 330                                       77380
(Address of Principal Offices)                        (Zip Code)

                                 (281) 362-0144
             (Registrant's Telephone Number, including area code.)

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class              Name of Exchange on which Registered
            NONE                                    NONE

Securities registered under Section 12(g) of the Exchange Act:

         Title of Each Class              Name of Exchange on which Registered
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

State issuer's revenues for is most recent fiscal year. $7,136,582.

As of May 13, 1997, there were 6,103,412 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

                     CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB


                                                                                    Page
PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements

                  Balance Sheets -
                  March 31, 1997 and December 31, 1996............................... 1

                  Statements of Operations -
                  Three Months Ended March 31, 1997 and 1996 and
                  Year Ended December 31, 1996....................................... 2

                  Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996 and
                  Year Ended December 31, 1996....................................... 3

                  Statement of Stockholders' Equity -
                  Three Months Ended March 31, 1997 and
                  Year Ended December 31, 1996....................................... 4

                  Notes to Interim Financials Statements.............................5-10

                  Earnings Per Share Computations -
                  Three Months Ended March 31, 1997 and 1996 and
                  Year Ended December 31, 1996....................................... 11

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of operations.............12-13

SIGNATURE............................................................................ 14

                     CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996


                                   ASSETS
                                                                           March 31,         December 31,
                                                                             1997                 1996
                                                                         ---------------   ---------------
Current Assets                                                               Unaudited
  Cash and cash equivalents                                              $     1,139,506   $     1,087,440
  Accounts receivable, net of allowance of $88,235 and $51,606 at                537,137           900,061
        March 31, 1997 and December 31, 1996 respectively
  Inventory                                                                      214,951           457,409
  Prepaid expenses and other                                                      85,013            70,315
                                                                         ---------------   ---------------

   Total Current Assets                                                        1,976,607         2,515,225
                                                                         ---------------   ---------------

  Communications equipment and related assets, net                             5,192,151         5,475,081
                                                                         ---------------   ---------------

Other assets                                                                     675,927           607,999
                                                                         ---------------   ---------------

                                                                         $     7,844,685   $     8,598,305
                                                                         ===============   ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                       $       489,673   $       446,525
  Accrued expenses                                                               823,985           690,718
  Deferred revenue                                                             1,027,530         1,586,625
  Current maturities of notes payable                                            182,884           185,785
  Current maturities of note payable to stockholder                                 --           1,179,046
                                                                         ---------------   ---------------

    Total Current Liabilities                                                  2,524,072         4,088,699
                                                                         ---------------   ---------------

Long Term Liabilities
  Notes payable                                                                   89,414           151,166
  Note payable to stockholder                                                       --           1,620,535
                                                                         ---------------   ---------------

     Total Long Term Liabilities                                                  89,414         1,771,701
                                                                         ---------------   ---------------

Stockholders' Equity
  Common stock, $0.01 par value, 20,000,000 shares authorized,
    6,103,412 shares issued and outstanding at                                    61,034            61,034
   March 31, 1997 and  December 31, 1996
  Additional paid-in capital                                                   5,166,184         5,166,184
  Accumulated earnings (deficit)                                                   3,981        (2,489,313)
                                                                         ---------------   ---------------

Total Stockholders' Equity                                                     5,231,199         2,737,905
                                                                         ---------------   ---------------


                                                                         $     7,844,685   $     8,598,305
                                                                         ===============   ===============

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS

          For the three months ended March 31, 1997 and 1996 and the year ended December31, 1996





                                                                       March 31,                  December 31,
                                                                1997               1996               1996
                                                          ---------------    ---------------    ---------------
                                                                      Unaudited
Revenues                                                  $     5,195,027    $     2,026,569    $     7,136,582
                                                          ---------------    ---------------    ---------------

Operating expenses:
  Cost of sales                                                 1,578,279          1,459,929          5,226,733
  Provision for doubtful accounts                                  33,000             27,042            117,000
  Depreciation and amortization                                   219,822            188,839            799,870
  General and administrative expenses                             628,933            609,173          2,270,984
                                                          ---------------    ---------------    ---------------

     Total Operating Expenses                                   2,460,034          2,284,983          8,414,587
                                                          ---------------    ---------------    ---------------

     Operating Income (Loss)                                    2,734,993           (258,414)        (1,278,005)
                                                          ---------------    ---------------    ---------------

Other income (expenses):
  Net gain (loss) on disposal of fixed assets                    (189,730)             2,088            (78,230)
  Interest income                                                   9,702              5,481             18,774
  Interest expense                                                (61,671)           (65,979)          (281,503)
                                                          ---------------    ---------------    ---------------

Income (Loss) before income taxes                               2,493,294           (316,824)        (1,618,964)
Income taxes                                                         --                 --                 --
                                                          ---------------    ---------------    ---------------

Net income (loss)                                         $     2,493,294    $      (316,824)   $    (1,618,964)
                                                          ===============    ===============    ===============

Weighted average common shares and common stock
  equivalents outstanding                                       6,103,412          4,715,803          5,084,146
                                                          ===============    ===============    ===============

Net income (loss) per common  share                       $          0.41    $         (0.07)   $         (0.32)
                                                          ===============    ===============    ===============

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                                   STATEMENTS
                             OF CASH FLOWS
                For the three months ended March 31, 1997, 1996
                     and the year ended December 31, 1996





                                                                                             March 31,                December 31,
                                                                                       1997             1996              1996
                                                                                   -------------    -------------    -------------
Cash flows from operating activities:                                                                                    Unaudited
  Net income (loss)                                                                $   2,493,294    ($    316,824)   ($  1,618,964)
  Adjustments to reconcile net income (loss) to
    net cash (used in)provided by operating activities:
      Depreciation and amortization                                                      219,822          188,839          799,870
      Bad debt expense                                                                    33,000           24,000          117,000
      Gain (loss) on disposal/sale of fixed assets                                       189,730           (2,088)          78,230
      Change in assets and liabilities:
        Accounts receivable                                                              362,924          145,166          (27,441)
         Inventory                                                                       242,458          (16,242)        (215,336)
        Prepaid expenses                                                                 (14,698)          (3,678)          84,876
        Other assets                                                                     (42,928)        (115,791)        (374,345)
        Accounts payable                                                                  43,148          (45,846)        (226,870)
        Accrued expenses                                                                 133,267          (87,132)         265,321
        Deferred revenue                                                                (559,095)        (600,936)        (122,544)
                                                                                   -------------    -------------    -------------

            Net cash (used in)provided by operating activities                         3,100,922         (830,532)      (1,240,203)
                                                                                   -------------    -------------    -------------

Cash flows from investing activities:
  Additions to property and equipment                                                   (255,238)         (42,398)        (375,497)
  Proceeds from sale of fixed assets                                                      70,616             --            132,473
                                                                                   -------------    -------------    -------------

            Net cash used in investing activities                                       (184,622)         (42,398)        (243,024)
                                                                                   -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from sale of stock                                                               --               --          1,743,190
  Proceeds from sale of warrants                                                            --               --               --
  Proceeds from the issuance of subscribed stock                                            --             51,944           51,944
  Repayment of notes payable                                                          (2,864,234)         (90,756)        (396,921)
                                                                                   -------------    -------------    -------------

            Net cash provided by financing activities                                 (2,864,234)         (38,812)       1,398,213
                                                                                   -------------    -------------    -------------

Net increase in cash and cash equivalents                                                 52,066         (911,742)         (85,014)

Cash and cash equivalents at beginning of period                                       1,087,440        1,172,454        1,172,454
                                                                                   -------------    -------------    -------------

Cash and cash equivalents at end of period                                         $   1,139,506    $     260,712    $   1,087,440
                                                                                   =============    =============    =============


Supplemental disclosure of cash flow information: Cash paid during the period for:

      Interest                                                                     $      87,710    $      39,088    $     186,709
                                                                                   =============    =============    =============

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the three months ended March 31, 1997 and
                 For the years ended December 31, 1996 and 1995

                                      Common                       Common        Additional                         Total
                                      stock          Common        stock          paid-in         Accumulated   Stockholders'
                                      shares         stock       subscribed       capital           deficit         Equity
                                  ------------------------------------------------------------------------------------------

Balance at December 31, 1994         4,258,000   $     37,540   $      5,040    $  2,086,420    ($    12,350)   $  2,116,650
                                  ------------   ------------   ------------    ------------    ------------    ------------

Conversion of Common stock
    subscribed to Common stock            --            5,040         (5,040)         (5,981)           --            (5,981)

Issuance of Common stock               437,085          4,371           --           585,694            --           590,065

Common stock subscribed                   --             --              385          51,559            --            51,944

Issuance of Common stock
    warrants                              --             --             --           719,000            --           719,000

Net loss for 1995                         --             --             --              --          (857,999)       (857,999)
                                  ------------   ------------   ------------    ------------    ------------    ------------

Balance at December 31, 1995         4,695,085   $     46,951   $        385    $  3,436,692    ($   870,349)   $  2,613,679
                                  ============   ============   ============    ============    ============    ============

Conversion of Common stock
    subscribed to Common stock          38,477            385           (385)           --              --              --

Issuance of Common stock               769,850          7,698           --         1,735,492            --         1,743,190

Conversion of Common stock
  warrants                             600,000          6,000           --            (6,000)           --              --

Net loss for 1996                         --             --             --              --        (1,618,964)     (1,618,964)
                                  ------------   ------------   ------------    ------------    ------------    ------------

Balance at December 31, 1996         6,103,412   $     61,034   $       --      $  5,166,184    ($ 2,489,313)   $  2,737,905
                                  ============   ============   ============    ============    ============    ============

Net income for 1997 (unaudited)           --             --             --              --         2,493,294       2,493,294
                                  ------------   ------------   ------------    ------------    ------------    ------------

Balance at March 31, 1997            6,103,412   $     61,034   $       --      $  5,166,184    $      3,981    $  5,231,199
                                  ============   ============   ============    ============    ============    ============
Unaudited

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

         (d)      Inventory

                           The Company's inventory consists primarily of
                  two-way radios, parts and accessories. The Company uses the average cost method of accounting for inventory. The balance recorded at March 31, 1997 and December 31, 1996 is the lower of average cost or market. The Company also included $278,000 of costs for spectrum to be sold in 1997 in the December 31, 1996 inventory balance.

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

         (f)      Income Taxes

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

         (g)      Fair Value of Financial Instruments

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

         (h)      Revenue Recognition

                           The standard industry billing cycle for radio
                  dispatch service is generally for three, six and twelve month intervals. The Company defers amounts billed in advance and recognizes revenue as the related services are provided.

         (i) Differences Between Generally Accepted Accounting Principles in the United States and Canada

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

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(1)      Summary of Significant Accounting Policies, (continued)

         (i) Differences Between Generally Accepted Accounting Principles in the United States and Canada, (continued)

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


(2)      Notes Payable

                  During the year ended December 31, 1996, the Company incurred installment notes payable of $256,982 to finance certain communication equipment purchases. At March 31, 1997 and December 31, 1996, the total balance outstanding related to the installment notes payable was $232,782 and $322,161, respectively. The notes are payable in monthly installments and mature from 1997 to 1999. The notes bear interest at rates ranging from 11% to 12.75% per year and are secured by communications equipment.

                  During 1995, the Company entered into a revolving note payable with a maximum credit line of $100,000 bearing interest at 17.9% after 90 days. At March 31, 1997 and December 31, 1996, the outstanding balances on the credit line were $39,515 and $14,790, respectively. The credit line is being used to finance the acquisition of inventory and is repaid when inventory is sold or at the agreed upon date. Each advance expires 360 days from the date of the advance.

                  In 1994, Champion Communications Company (CCC) advanced the Company $3,177,506 for the acquisition of base stations and the related customers. On November 15, 1995, $377,925 of the note and $162,075 of accrued interest payable was converted to 400,000 shares of common stock at $1.35 per share. The remaining balance of $2,799,581 was paid in full in March 1997. The note bore interest at a prime rate, (8.25% at December 31, 1996), and was secured by the Company's communications equipment and spectrum. CCC is a Subchapter S corporation, wholly owned by Albert F. Richmond, Chief Executive Officer and a founding stockholder of the Company.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)



(2)      Notes Payable, (continued)

                  The combined aggregate maturities of the installment notes payable and the note payable to stockholder for each of the five years following December 31, 1996 are as follows:



                     1997                                $155,970
                     1998                                  76,524
                     1999                                  39,803
                     2000                                       -
                     2001                                       -
                                                         --------
                                                         $272,297
                                                         ========


(3)      Related Party Transactions

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

                  The Company is currently using an 800 MHz trunking license belonging to CCC. The Company exercised its option to purchase the license on April 1, 1997.


(4)      Stockholders' Equity

                  On September 25, 1996, the Company sold 619,350 shares of common stock in a Canadian initial public offering at $2.73 (Cdn. $3.70) per share. In connection with the initial public offering, an additional 150,500 shares of common stock were sold at $2.73 per share to 41 investors by the Company.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)




(4)      Stockholders' Equity, (continued)

                  In conjunction with the 769,850 common shares issued on September 25, 1996, each share of common stock sold included one common share purchase warrant. The warrants are exercisable at Cdn. $5.00 per share any time before March 25, 1998. The Company has the right to accelerate conversion of the warrants if the average price for the common stock is at least Cdn. $5.50 for ten consecutive days.

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

                  Of the 6,103,412 issued and outstanding shares of common stock at March 31, 1997 and December 31, 1996, 3,110,400 shares owned by the chief executive officer and president were placed in escrow with Equity Transfer Services, Inc., in connection with the Company's initial public offering in Canada. The securities are to be released from escrow as follows: 10% on April 30, 1997, 20% on each of July 31, 1997, July 31, 1998, and July 31, 1999; and 30% on July 31, 2000.

                  During 1996, 38,477 shares of common stock, which were subscribed as of December 31, 1995, were issued at $1.35 per share. The 504,000 shares of subscribed common stock as of December 31, 1994 were issued during early 1995.

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

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)




(5)      Major Suppliers

                  The Company has entered into dealer agreements with two principal communication equipment suppliers. Both dealer agreements may be terminated at any time by the suppliers or the Company without cost. Termination of either of these agreements would have a materially adverse effect on the Company.

                     CHAMPION COMMUNICATION SERVICES, INC.
                        EARNINGS PER SHARE COMPUTATIONS
               For the three months ended March 31, 1997 and 1996
                     and the year ended December 31, 1996

                                                                                     March 31,                 December 31,
                                                                              1997              1996               1996
                                                                         ---------------   ---------------    ---------------
PRIMARY EARNINGS PER SHARE                                                           Unaudited

Net income (loss) applicable to common stock                             $     2,493,294   ($      316,824)   ($    1,618,964)
                                                                         ---------------   ---------------    ---------------

Shares used in earnings per share computations                                 6,103,412         4,715,803          5,084,146

Net income (loss) per weighted average common share                      $          0.41   ($         0.07)   ($         0.32)
                                                                         ===============   ===============    ===============



FULLY DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                             $     2,493,294   ($      316,824)   ($    1,618,964)
                                                                         ---------------   ---------------    ---------------

Shares used in earnings per share computations                                 6,103,412         4,715,803          5,084,146

Net income (loss) per weighted average common share                      $          0.41   ($         0.07)   ($         0.32)
                                                                         ===============   ===============    ===============




                                         COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                    COMPUTATIONS - PRIMARY

Outstanding common shares at beginning of period                               6,103,412         4,695,085          4,695,085

Weighted average common shares issued during period                                 --              20,718            389,061
                                                                         ---------------   ---------------    ---------------

Weighted average common shares used in earnings
  per share computation                                                        6,103,412         4,715,803          5,084,146
                                                                         ===============   ===============    ===============




                                         COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                    COMPUTATIONS - FULLY DILUTED

Outstanding common shares at beginning of period                               6,103,412         4,695,085          4,695,085

Weighted average common shares issued during period                                 --              20,718            389,061
                                                                         ---------------   ---------------    ---------------

Weighted average common shares used in earnings
  per share computation                                                        6,103,412         4,715,803          5,084,146
                                                                         ===============   ===============    ===============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Quarters ended March 31, 1997 and 1996


         Revenues were $5,200,000 for the quarter ended March 31, 1997, an increase of 157% compared with revenues of $2,030,000 for the quarter ended March 31, 1996. The noticeable increase was generated by the closing of a portion of one of several agreements the Company had negotiated in 1996 for the sale of non-core spectrum. In March 1997, $3,560,000 of spectrum sale revenue was generated as compared with no sales in the quarter ended March 31, 1996. Network Services revenue for the quarter ended March 31, 1997 was $1,270,000 or 11% less than the $1,430,000 of revenue earned for the quarter ended March 31, 1996. Equipment sales, service and rentals revenues decreased 40% from $600,000 for the quarter ended March 31, 1996 to $360,000 for the quarter ended March 31, 1997 in large part due to the elimination of direct sales and the service division from the business plan of the Company.

         Costs and expenses were $1,640,000 for the quarter ended March 31, 1997 up 9% from $1,500,000 for the quarter ended March 31, 1996. This increase in cost includes $430,000 of cost for the sale of spectrum as compared with no costs for spectrum sales in the first quarter of 1996. Network Services expense increased to $970,000 for the quarter ended March 31, 1997 as compared to $940,000 for the same quarter in 1996. Additionally, the costs and expenses for equipment sales, service and rental decreased to $240,000 for the quarter ended March 31, 1997 from $550,000 for the same quarter in 1996, a decrease of 56%, due to the elimination of direct sales and the service division.

         General and administrative expenses were $630,000 for the quarter ended March 31, 1997, an increase of 3% from the $610,000 of expense for the quarter ended March 31, 1996.

         For the period ended March 31, 1997, the Company recorded a loss on the sale of assets of $20,000 as compared with a gain of $2,000 on the sale of assets for the period ended March 31, 1996. The Company has held assets in inventory for refurbishment and enhancement to be reused at new buildout locations. During the first quarter of 1997 the Company identified assets in this inventory that would not be economically advantageous to reuse. In the quarter ended March 31, 1997, the Company recognized a loss on the disposal of these assets in the amount of $170,000 compared with no loss for the same period in 1996.

Financial Condition and Liquidity

         The Company had $1,140,000 in cash and cash equivalents at March 31, 1997 as compared with $1,087,000 at December 31, 1996. The working capital of the Company was a negative $550,000 at March 31, 1997 as compared with a negative $1,570,000 at December 31, 1996. The increase in working capital is attributed to the first quarter spectrum sale proceeds and the resulting repayment of the note payable to Champion Communications Company.

         Cash flows from operating activities were $3,100,000 and a negative $830,000 for the quarters ended March 31, 1997 and 1996, respectively.

         The Company anticipates that additional funds will be generated from the closing of the remaining sales agreements for non-core 800 MHz band systems. There is no assurance, however, that the Company will be able to continue to raise additional funds from the sale of non-core 800 MHz band systems and non-strategic communication installations. Failure to do so could have a material adverse effect on the Company's cash flow and expansion abilities. The Company anticipates procuring additional funding for expansion through long-term senior debt and equity or mezzanine financing in the last quarter of 1997.

         As of March 31, 1997, the company owed $270,000 to three commercial lenders with varying repayment terms.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 CHAMPION COMMUNICATION SERVICES, INC.



                                 By: /s/ PAMELA R. COOPER
                                    ----------------------------------------
                                    Pamela R. Cooper
                                    Chief Financial Officer, Treasurer and
                                    Controller




Date:    May 14, 1997

                                 EXHIBIT INDEX

Exhibit
Number                 Description
-------                -----------

  27            Financial Data Schedule