Form 10QSB
period 1997-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 1997-08-13
CIK 1028921

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the
                          Quarter Ended June 30, 1997.
                                       Or
{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the
          Transition Period From __________ to __________

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. Yes[X] No[ ]

State issuer's revenues for is most recent fiscal year. $7,136,582.

As of August 13, 1997, there were 6,103,412 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

                     CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB


                                                                                                                     Page
                                                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Balance Sheets -
                 June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

                 Statements of Operations -
                 Three Months and Six Months Ended June 30, 1997 and 1996.  . . . . . . . . . . . . . . . . . . . . .  .2

                 Statements of Cash Flows -
                 Three Months and Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . 3

                 Statement of Stockholders' Equity -
                 Six Months Ended June 30, 1997 and Years Ended
                   December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                 Notes to Interim Financials Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5-10

                 Earnings Per Share Computations -
                 Three Months and Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .  11

         Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of operations . . . . . . . . . . . . . . . . . . . . .   12-14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

                     CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                      June 30, 1997 and December 31, 1996



         ASSETS                                                         June 30,       December 31,
                                                                          1997             1996
                                                                      -----------      ----------
                                                                        Unaudited
Current Assets
    Cash and cash equivalents                                         $   457,549      $ 1,087,440
    Accounts receivable, net of allowance of $63,656 and $51,606
        at June 30, 1997 and December 31, 1996 respectively               504,236          900,061
    Inventory                                                             196,840          457,409
    Prepaid expenses and other                                            120,849           70,315
                                                                      -----------      -----------

      Total Current Assets                                              1,279,474        2,515,225
                                                                      -----------      -----------

Communications equipment and related assets, net                        5,167,550        5,475,081
                                                                      -----------      -----------

Other assets                                                            1,007,075          607,999
                                                                      -----------      -----------

                                                                      $ 7,454,099      $ 8,598,305
                                                                      ===========      ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                  $   404,448      $   446,525
    Accrued expenses                                                      778,212          690,718
    Deferred revenue                                                      918,866        1,586,625
    Current maturities of notes payable                                   113,667          185,785
    Current maturities of notes payable to stockholder                         --        1,179,046
                                                                      -----------      -----------

      Total Current Liabilities                                         2,215,193        4,088,699
                                                                      -----------      -----------

Long Term Liabilities
    Notes payable                                                          68,291          151,166
    Notes payable to stockholder                                               --        1,620,535
                                                                      -----------      -----------

      Total Long Term Liabilities                                          68,291        1,771,701
                                                                      -----------      -----------

Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized,
         6,103,412 shares issued and outstanding at
         June 30, 1997 and December 31, 1996                               61,034           61,034
    Additional paid-in capital                                          5,166,184        5,166,184
    Accumulated earnings (deficit)                                        (56,603)      (2,489,313)
                                                                      -----------      -----------

Total Stockholders' Equity                                              5,170,615        2,737,905
                                                                      -----------      -----------

                                                                      $ 7,454,099      $ 8,598,305
                                                                      ===========      ===========

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                        STATEMENTS OF OPERATIONS For the
            three months and six months ended June 30, 1997 and 1996
                                   Unaudited

                                                         Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
                                                       1997             1996             1997             1996
                                                    -----------      -----------      -----------      -----------
Revenues                                            $ 1,746,326      $ 1,862,458      $ 6,941,353      $ 3,889,027
                                                    -----------      -----------      -----------      -----------

Operating expenses:
   Cost of sales                                      1,065,206        1,444,838        2,643,485        2,904,767
   Provision for doubtful accounts                       33,000           25,458           66,000           52,500
   Depreciation and amortization                        213,986          194,442          433,808          383,281
   General and administrative expenses                  489,364          591,972        1,118,297        1,201,145
                                                    -----------      -----------      -----------      -----------

      Total Operating Expenses                        1,801,556        2,256,710        4,261,590        4,541,693
                                                    -----------      -----------      -----------      -----------

      Operating Income (Loss)                           (55,230)        (394,252)       2,679,763         (652,666)
                                                    -----------      -----------      -----------      -----------

Other income (expenses):
   Net gain (loss) on disposal of fixed assets           (5,379)          (2,699)        (195,109)            (611)
   Interest income                                        7,750            2,489           17,452            7,970
   Interest expense                                      (7,725)         (66,167)         (69,396)        (132,146)
                                                    -----------      -----------      -----------      -----------

Income (Loss) before income taxes                       (60,584)        (460,629)       2,432,710         (777,453)
Income taxes                                                 --               --               --               --
                                                    -----------      -----------      -----------      -----------

Net income (loss)                                   ($   60,584)     ($  460,629)     $ 2,432,710      ($  777,453)
                                                    ===========      ===========      ===========      ===========

Weighted average common shares and common stock
   equivalents outstanding                            6,103,412        4,733,562        6,103,412        4,724,048
                                                    ===========      ===========      ===========      ===========

Net income (loss) per common share                  ($     0.01)     (      0.10)     $      0.40      ($     0.16)
                                                    ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
        For the three months and six months ended June 30, 1997 and 1996
                                   Unaudited

                                                                Three months ended               Six months ended
                                                                     June 30,                        June 30,
                                                              1997              1996          1997              1996
                                                           -----------      -----------    -----------      -----------

Cash flows from operating activities:
    Net income (loss)                                      ($   60,584)     ($460,629)     $ 2,432,710      ($  777,453)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                            213,986        194,442          433,808          383,281
      Bad debt expense                                          33,000         25,458           66,000           52,500
      Loss (gain) on disposal/sale of fixed assets               5,379          2,699          195,109              611
      Change in assets and liabilities:
        Accounts receivable                                     32,901         86,031          395,825          261,065
        Inventory                                               18,111         85,707          260,570           69,465
        Prepaid expenses                                       (35,836)        99,237          (50,534)          95,559
        Other assets                                          (331,148)      (123,796)        (399,076)        (239,587)
        Accounts payable                                       (85,225)       158,543          (42,078)         560,508
        Accrued expenses                                       (45,773)       133,115           87,494         (401,828)
        Deferred revenue                                      (108,664)       (29,926)        (667,759)        (630,862)
                                                           -----------      ---------      -----------      -----------

          Net cash provided by (used in) operating
            activities                                        (363,853)       170,881        2,712,069         (626,741)
                                                           -----------      ---------      -----------      -----------

Cash flows from investing activities:
    Additions to property and equipment                       (253,764)      (198,667)        (484,002)        (335,947)
    Proceeds from sale of fixed assets                          26,000          6,337           96,616               --
                                                           -----------      ---------      -----------      -----------

          Net cash used in investing activities               (227,764)      (192,330)        (387,386)        (335,947)
                                                           -----------      ---------      -----------      -----------

Cash flows from financing activities:
    Proceeds from sale of stock                                     --             --               --               --
    Proceeds from sale of warrants                                  --             --               --               --
    Proceeds from the issuance of subscribed stock                  --             --               --           51,944
    Repayment of notes payable                                 (90,340)       (38,647)      (2,954,574)         (61,094)
                                                           -----------      ---------      -----------      -----------

          Net cash provided by financing activities            (90,340)       (38,647)      (2,954,574)          (9,150)
                                                           -----------      ---------      -----------      -----------

Net increase in cash and cash equivalents                     (681,957)       (60,096)        (629,891)        (971,838)

Cash and cash equivalents at beginning of period             1,139,506        260,712        1,087,440        1,172,454
                                                           -----------      ---------      -----------      -----------

Cash and cash equivalents at end of period                 $   457,549      $ 200,616      $   457,549      $   200,616
                                                           ===========      =========      ===========      ===========


Supplemental disclosure of cash flow information:
    Cash paid during the period for:

    Interest                                               $     7,001      $   7,783      $   155,349      $    14,958
                                                           ===========      =========      ===========      ===========

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the six months ended June 30, 1997 and
                 For the years ended December 31, 1996 and 1995


                                           Common                   Common      Additional                          Total
                                           stock        Common      stock         paid-in        Accumulated     Stockholders'
                                           shares       stock     subscribed      capital          deficit          Equity
                                         ---------     -------    ----------    -----------      -----------     -------------
Balance at December 31, 1994             4,258,000     $37,540     $ 5,040      $ 2,086,420      ($   12,350)     $ 2,116,650
                                         ---------     -------     -------      -----------      -----------      -----------

Conversion of Common stock
   subscribed to Common stock                   --       5,040      (5,040)          (5,981)              --           (5,981)

Issuance of Common stock                   437,085       4,371          --          585,694               --          590,065

Common stock subscribed                         --          --         385           51,559               --           51,944

Issuance of Common stock
   warrants                                     --          --          --          719,000               --          719,000

Net loss for 1995                               --          --          --               --         (857,999)        (857,999)
                                         ---------     -------     -------      -----------      -----------      -----------

Balance at December 31, 1995             4,695,085     $46,951     $   385      $ 3,436,692      ($  870,349)     $ 2,613,679
                                         =========     =======     =======      ===========      ===========      ===========

Conversion of Common stock
   subscribed to Common stock               38,477         385        (385)              --               --               --

Issuance of Common stock                   769,850       7,698          --        1,735,492               --        1,743,190

Conversion of Common stock
   warrants                                600,000       6,000          --           (6,000)              --               --

Net loss for 1996                               --          --          --               --       (1,618,964)      (1,618,964)
                                         ---------     -------     -------      -----------      -----------      -----------

Balance at December 31, 1996             6,103,412     $61,034     $    --      $ 5,166,184      ($2,489,313)     $ 2,737,905
                                         =========     =======     =======      ===========      ===========      ===========

Net income for 1997 (unaudited)                 --          --          --               --        2,432,710        2,432,710
                                         ---------     -------     -------      -----------      -----------      -----------

Balance at June 30, 1997 (unaudited)     6,103,412     $61,034     $    --      $5,166,184       ($   56,603)     $ 5,170,615
                                         =========     =======     =======      ===========      ===========      ===========

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited

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

                          The financial statements for the six months ended
                 June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information and results of operations for the six months ended June 30, 1997 are not necessarily indicative of the financial position or results of operations that may be expected at and for the year ended December 31, 1997 or for any future periods.

         (c)     Cash and Cash Equivalents

                          For purposes of the statements of cash flows, the
                 Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

         (d)     Inventory

                          The Company's inventory consists primarily of two-way
                 radios, parts and accessories. The Company uses the average cost method of accounting for inventory. The balance recorded at June 30, 1997 and December 31, 1996 is the lower of average
                 cost or market.   The Company also included $278,000 of costs
                 for spectrum to be sold in 1997 in the December 31, 1996 inventory balance.

                     CHAMPION COMMUNICATION SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                   Unaudited


(1)      Summary of Significant Accounting Policies, (continued)

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

                          The Company believes that the carrying amounts of its
                 current assets and current liabilities approximate the fair value of such items due to their short-term nature. The carrying amount of long- term debt approximates its fair value because the interest rates approximate market and there has been no significant change in the credit risk of the Company.

         (h)     Revenue Recognition

                          The standard industry billing cycle for radio
                 dispatch service is generally for three, six and twelve month intervals. The Company defers amounts billed in advance and recognizes revenue as the related services are provided.

                     CHAMPION COMMUNICATION SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                   Unaudited



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


(2)      Notes Payable

                 During the year ended December 31, 1996, the Company incurred installment notes payable of $256,982 to finance certain communication equipment purchases. At June 30, 1997 and December 31, 1996, the total balance outstanding related to the installment notes payable was $176,089 and $322,161, respectively. The notes are payable in monthly installments and mature from 1997 to 1999. The notes bear interest at rates ranging from 11% to 12.75% per year and are secured by communications equipment.

                 During 1995, the Company entered into a revolving note payable with a maximum credit line of $100,000 bearing interest at 17.9% after 90 days. At June 30, 1997 and December 31, 1996, the outstanding balances on the credit line were $5,869 and $14,790, respectively.
         The credit line is being used to finance the acquisition of inventory and is repaid when inventory is sold or at the agreed upon date. Each advance expires 360 days from the date of the advance.

                     CHAMPION COMMUNICATION SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                   Unaudited


(2)      Notes Payable, (continued)

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

                 The combined aggregate maturities of the installment notes payable and the note payable to stockholder for each of the five years following December 31, 1996 are as follows:

                      1997                     $ 65,631
                      1998                       76,524
                      1999                       39,803
                      2000                         -
                      2001                         -
                                               --------
                                               $181,958
                                               ========


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

                     CHAMPION COMMUNICATION SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                   Unaudited


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

                 Of the 6,103,412 issued and outstanding shares of common stock at June 30, 1997 and December 31, 1996, 3,110,400 shares owned by the chief executive officer and president were placed in escrow with Equity Transfer Services, Inc., in connection with the Company's initial public offering in Canada. The securities are to be released from escrow as follows: 10% on April 30, 1997, 20% on each of April 30, 1998, April 30, 1999, and April 30, 2000; and 30% on April 30,
         2001.

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

                     CHAMPION COMMUNICATION SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                   Unaudited


(5)      Major Suppliers

                 The Company has entered into dealer agreements with two principal communication equipment suppliers. Both dealer agreements may be terminated at any time by the suppliers or the Company without cost. Termination of either of these agreements would have a materially adverse effect on the Company.

                     CHAMPION COMMUNICATION SERVICES, INC.
                        EARNINGS PER SHARE COMPUTATIONS
        For the three months and six months ended June 30, 1997 and 1996
                                   Unaudited


                                                            Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                            1997            1996            1997         1996
                                                        ------------    -----------     -----------   -----------

PRIMARY EARNINGS PER SHARE

Net income (loss) applicable to common stock            ($   60,584)    ($  460,629)    $2,432,710    ($  777,453)

Shares used in earnings per share computations            6,103,412       4,733,562      6,103,412      4,724,048

Net income (loss) per weighted average common share     ($     0.01)    ($     0.10)    $     0.40     ($    0.16)
                                                         ==========      ==========     ==========     ==========


FULLY DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock            ($   60,584)    ($  460,629)    $2,432,710    ($  777,453)
                                                         ----------      ----------     ----------     ----------

Shares used in earnings per share computation             6,103,412       4,733,562      6,103,412      4,724,048

Net income (loss) per weighted average common share     ($     0.01)    ($     0.10)    $     0.40    ($     0.16)
                                                         ==========      ==========     ==========     ==========



                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                             COMPUTATIONS - PRIMARY

Outstanding common shares at beginning of period        6,103,412     4,695,085     6,103,412     4,695,085

Weighted average common shares issued during period            --        38,477            --        28,963
                                                        ---------     ---------     ---------     ---------
Weighted average common shares used in earnings
   per share computation                                6,103,412     4,733,562     6,103,412     4,724,048
                                                        =========     =========     =========     =========




                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                          COMPUTATIONS - FULLY DILUTED


Outstanding common shares at beginning of period        6,103,412     4,695,085     6,103,412     4,695,085

Weighted average common shares issued during period            --        38,477            --        28,963
                                                        ---------     ---------     ---------     ---------


Weighted average common shares used in earnings
   per share computation                                6,103,412     4,733,562     6,103,412     4,724,048
                                                        =========     =========     =========     =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Quarters ended June 30, 1997 and 1996

         Revenues were $1,740,000 for the quarter ended June 30, 1997 compared with $1,860,000 for the quarter ended June 30, 1996. This was a decrease of 6%. Network services experienced a reduction of $100,000 from 1996 to 1997 as a result of reduced dispatch revenues due to community repeater removals and sales and attrition of customers. Equipment sales, service and rental revenues decreased $190,000 or 37% from the second quarter of 1996 due to the elimination of direct sales and the service division and increased competition in the current market for radio rentals. During the second quarter of 1997 the Company had spectrum sales revenue of $170,000 compared with no sales during the same quarter of 1996.

         Costs and expenses were $1,800,000 for the quarter ended June 30, 1997, down 20% from $2,250,000 for the same quarter of 1996. Network services is enjoying the residual effects of tower rent reductions and repair and maintenance reductions due to renegotiated tower rental rates and repeater removals of $130,000. Due to the elimination of direct sales and service, costs and expenses were down 55% or $280,000. General and administrative costs have also declined from the second quarter of 1996 by $60,000 for capitalization of employee expenses that relate to the acquisition and clearing of spectrum and other reductions of $10,000. Depreciation, amortization and the provision for doubtful accounts has increased $30,000 from $220,000 for the quarter ended June 30, 1996 to $250,000 for the quarter ended June 30, 1997. Depreciation and amortization will continue to increase as systems are constructed and placed into service.

         For the quarter ended June 30, 1997, the Company incurred interest expense of $8,000 compared with $66,000 for the same quarter in 1996. This reduction in interest expense is a result of the retirement of the note payable to Champion Communications Company.

         The net loss for the quarter ended June 30, 1997 was $60,000, a reduction of $400,000 from the net loss of $460,000 for the quarter ended June 30, 1996. This reduction is due principally to the reduced tower rent costs, the reduction in general and administrative expenses and the spectrum sales closed in the second quarter of 1997.


Results of Operations - Six months ended June 30, 1997 and 1996

         Revenues were $6,940,000 for the first six months of 1997, a 78% increase from the revenues of $3,890,000 for the same period in 1996. The increase was the result of sales of spectrum of $3,730,000 in 1997 as compared with no spectrum sales for the first six months of 1996. Dispatch revenues decreased 7%, or 190,000 from 1996 to 1997 due to removal and sales of community repeaters and attrition of customer units. Equipment sales, service and rental revenues decreased $490,000 or 48% from the same period in 1996 to 1997 due to the elimination of direct sales and the service division from the Company.

         Costs and expenses were $2,640,000 for the six months ended June 30, 1997, down 8% from $2,900,000 for the six months ended June 30, 1996. The overall decrease in costs is a result of a $620,000 decrease in the costs of equipment sales and service resulting from the elimination of direct sales and service division, the costs of the sale of spectrum in 1997 of $430,000 and a decrease in network services expenses of $70,000. The change in network services expenses is a decrease of $150,000 in tower rents due to removed and renegotiated tower rentals, the addition of service operations to network services ($60,000), and increased finder's fees ($20,000) due to new LTR subscriber units.

         Depreciation and amortization expense has increased $50,000 from $380,000 for 1996 to $430,000, up 13%, as a result of construction and installation of new LTR systems.

         For the period ended June 30, 1997, the Company recorded a loss on the sale of assets of $25,000 as compared with no net gain or loss for the period ended June 30, 1996. The Company has held assets in inventory for refurbishment and enhancement to be reused at new buildout locations. During the first half of 1997 the Company identified assets in this inventory that would not be economically advantageous to reuse. In the quarter ended June 30, 1997, the Company recognized a loss on the disposal of these assets in the amount of $170,000 compared with no loss for the same period in 1996.

         Interest expense for the period ended June 30, 1997 was $70,000 compared with $130,000 for the period ended June 30, 1996, down $60,000 or 46%. The decrease in interest expense is a result of the repayment of the note payable to Champion Communications Company in March 1997.

         The net income for the six months ended June 30, 1997 is $2,430,000 compared with the net loss of $780,000 for the six months ended June 30, 1996 up $3,210,000, principally due to the sale of spectrum.


Financial Condition and Liquidity

         The Company had $460,000 in cash and cash equivalents at June 30, 1997 as compared with $1,090,000 at December 31, 1996. The working capital of the Company was a negative $940,000 at June 30, 1997 as compared with a negative $1,570,000 at December 31, 1996. The increase in working capital is attributed to the first quarter spectrum sale proceeds and the repayment of the note payable to Champion Communications Company.

         Cash flows from operating activities were a negative $400,000 and $170,000 for the quarters ended June 30, 1997 and 1996, respectively. Cash flows from operating activities were $2,710,000 and a negative $630,000 for the six months ended June 30, 1997 and 1996, respectively.

         The Company anticipates that the remaining sales agreements for non-core 800 MHz band systems will provide additional funds required. Although the Company has executed new contracts for the sale of non-core 800 MHz band systems and non-strategic communication installations, there is no assurance that the Company will be able to continue to sell non-core systems. Failure to do so could have a material adverse effect on the Company's cash flow and expansion abilities. The Company anticipates procuring additional funding for expansion through long-term senior debt and equity or mezzanine financing in the last quarter of 1997.

         As of June 30, 1997, the Company owed $180,000 to three commercial lenders with varying repayment terms.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       CHAMPION COMMUNICATION SERVICES, INC.



                                       By:
                                          ------------------------------------
                                          Pamela R. Cooper
                                          Chief Financial Officer,
                                          Treasurer and Controller




Date:    August 13, 1997

                                 EXHIBIT INDEX

EXHIBIT NUMBER                 DESCRIPTION
--------------                 -----------

    27                    Financial Data Schedule