Form 10QSB
period 1997-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 1997-11-14
CIK 1028921

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


{X}Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the Quarter Ended September 30, 1997.

                                      Or

{ }Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the Transition Period From__________ to__________

Commission File Number 000-29032

                     CHAMPION COMMUNICATION SERVICES, INC.

         DELAWARE                                     76-0448005
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


   1610 WOODSTEAD COURT                         THE WOODLANDS, TEXAS
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

         Title of Each Class             Name of Exchange on which Registered
COMMON STOCK, PAR VALUE $.01 PER SHARE                    NONE

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

As of November 13, 1997, there were 6,103,412 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

                     CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB


                                                                                                        Page
                                                                                                        ----
PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements (Unaudited)
                  Balance Sheets -
                  September 30, 1997 and December 31, 1996.........................................      1

                  Statements of Operations -
                  Three Months and Nine Months Ended September 30, 1997 and 1996...................      2

                  Statements of Cash Flows -
                  Three Months and Nine Months Ended September 30, 1997 and 1996...................      3

                  Statement of Stockholders' Equity -
                  Nine Months Ended September 30, 1997 and Years Ended
                    December 31, 1996 and 1995.....................................................      4

                  Notes to Interim Financials Statements...........................................     5-10

                  Earnings Per Share Computations -
                  Three Months and Nine Months Ended September 30, 1997 and 1996..                       11


         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of operations...........................    12-14


PART II
         Items 1 - 6...............................................................................      14

SIGNATURE..........................................................................................      15

                     CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                   September 30,  1997 and December 31, 1996



         ASSETS                                                            September 30,   December 31,
                                                                               1997            1996
                                                                           ----------------------------
                                                                           Unaudited
Current Assets
    Cash and cash equivalents                                              $   129,508      $ 1,087,440
    Accounts receivable, net of allowance of $84,335 and $51,606
        at September 30, 1997 and December 31, 1996 respectively               550,402          900,061
    Inventory                                                                  226,333          457,409
    Prepaid expenses and other                                                  96,032           70,315
                                                                           -----------      -----------
      Total Current Assets                                                   1,002,275        2,515,225
                                                                           -----------      -----------
Communications equipment and related assets, net                             4,768,694        5,475,081
                                                                           -----------      -----------
Other assets                                                                 1,224,290          607,999
                                                                           -----------      -----------
                                                                           $ 6,995,259      $ 8,598,305
                                                                           ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                       $   442,989      $   446,525
    Accrued expenses                                                           646,748          690,718
    Deferred revenue                                                           475,507        1,586,625
    Current maturities of notes payable                                        220,903          185,785
    Current maturities of notes payable to stockholder(s)                      110,000        1,179,046
                                                                           -----------      -----------
      Total Current Liabilities                                              1,896,147        4,088,699
                                                                           -----------      -----------
Long Term Liabilities
    Notes payable                                                               86,944          151,166
    Notes payable to stockholder                                                    --        1,620,535
                                                                           -----------      -----------
      Total Long Term Liabilities                                               86,944        1,771,701
                                                                           -----------      -----------
Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized,
         6,103,412 shares issued and outstanding at
         September 30, 1997 and December 31, 1996                               61,034           61,034
    Additional paid-in capital                                               5,166,184        5,166,184
    Accumulated earnings (deficit)                                            (215,050)      (2,489,313)
                                                                           -----------      -----------
Total Stockholders' Equity                                                   5,012,168        2,737,905
                                                                           -----------      -----------
                                                                           $ 6,995,259      $ 8,598,305
                                                                           ===========      ===========

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
     For the three months and nine months ended September 30, 1997 and 1996
                                   Unaudited


                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                       1997            1996             1997             1996
                                                                  ----------------------------      ----------------------------

Revenues                                                          $ 1,705,070      $ 1,639,732      $ 8,646,423      $ 5,528,759
                                                                  -----------      -----------      -----------      -----------
Costs and expenses:
   Cost of sales                                                    1,172,938        1,192,847        3,816,423        4,097,614
   Provision for doubtful accounts                                     29,500           37,500           95,500           90,000
   Depreciation and amortization                                      229,655          199,919          663,463          583,200
   General and administrative expenses                                411,717          520,224        1,530,014        1,721,368
                                                                  -----------      -----------      -----------      -----------
      Total Operating Expenses                                      1,843,810        1,950,490        6,105,400        6,492,182
                                                                  -----------      -----------      -----------      -----------
      Operating Income (Loss)                                        (138,740)        (310,758)       2,541,023         (963,423)
                                                                  -----------      -----------      -----------      -----------
Other income (expenses):
   Net gain (loss) on disposal of fixed assets                        (15,072)           9,812         (210,181)           9,201
   Loss on sale of service division                                        --          (82,771)              --          (82,771)
   Interest income                                                      1,954            2,308           19,406           10,278
   Interest expense                                                    (6,589)         (74,330)         (75,985)        (206,476)
                                                                  -----------      -----------      -----------      -----------
Income (Loss) before income taxes                                    (158,447)        (455,739)       2,274,263       (1,233,191)
Income taxes                                                               --               --               --               --
                                                                  -----------      -----------      -----------      -----------
Net income (loss)                                                 ($  158,447)     ($  455,739)     $ 2,274,263      ($1,233,191)
                                                                  ===========      ===========      ===========      ===========
Weighted average common shares and common stock
   equivalents outstanding                                          6,103,412        4,783,770        6,103,412        4,744,101
                                                                  ===========      ===========      ===========      ===========
Net income (loss) per common share                                ($     0.03)     ($     0.10)     $      0.37      ($     0.26)
                                                                  ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
     For the three months and nine months ended September 30, 1997 and 1996
                                   Unaudited

                                                                   Three months ended                Nine months ended
                                                                      September 30,                     September 30,
                                                               ----------------------------      ----------------------------
                                                                  1997             1996             1997             1996
                                                               ----------------------------      ----------------------------
Cash flows from operating activities:
    Net income (loss)                                          ($  158,447)     ($  455,739)     $ 2,274,263      ($1,233,191)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                229,655          199,919          663,463          583,200
      Bad debt expense                                              29,500           31,500           95,500           84,000
      Loss (gain) on disposal/sale of fixed assets                  15,072           72,959          210,181           (9,201)
      Change in assets and liabilities:
        Accounts receivable                                        (46,166)         204,673          349,659          394,266
        Inventory                                                  133,917           42,039          394,487          111,504
        Prepaid expenses                                            24,817           26,970          (25,717)         122,529
        Other assets                                              (187,853)        (106,842)        (586,929)        (346,429)
        Accounts payable                                            38,541         (509,890)          (3,536)          50,618
        Accrued expenses                                           (33,756)         134,303           53,738         (267,525)
        Deferred revenue                                          (443,357)        (554,330)      (1,111,116)      (1,185,192)
                                                               -----------      -----------      -----------      -----------
          Net cash provided by (used in) operating
            activities                                            (398,077)        (914,438)       2,313,993       (1,695,421)
                                                               -----------      -----------      -----------      -----------
Cash flows from investing activities:
    Additions to property and equipment                                 --         (160,799)        (480,816)        (663,673)
    Proceeds from sale of fixed assets                              62,539               --          155,968          124,273
                                                               -----------      -----------      -----------      -----------
          Net cash provided by (used in)
             investing activities                                   62,539         (160,799)        (324,848)        (539,400)
                                                               -----------      -----------      -----------      -----------
Cash flows from financing activities:
    Proceeds from sale of stock                                         --        1,768,199               --        1,768,199
    Proceeds from sale of warrants                                      --               --               --               --
    Proceeds from the issuance of subscribed stock                      --               --               --           51,944
    Proceeds from other borrowings                                 110,000               --          110,000          308,198
    Repayment of notes payable                                    (102,503)         (42,528)      (3,057,077)        (214,924)
                                                               -----------      -----------      -----------      -----------
          Net cash provided by (used in)
              financing activities                                   7,497        1,725,671       (2,947,077)       1,913,417
                                                               -----------      -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents              (328,041)         650,434         (957,932)        (321,404)

Cash and cash equivalents at beginning of period                   457,549          200,616        1,087,440        1,172,454
                                                               -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period                     $   129,508      $   851,050      $   129,508      $   851,050
                                                               ===========      ===========      ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

    Interest                                                   $     6,070      $    11,786      $   161,419      $   152,180
                                                               ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                For the nine months ended September 30, 1997 and
                 For the years ended December 31, 1996 and 1995


                                              Common                     Common      Additional                      Total
                                              stock        Common        stock         paid-in      Accumulated   Stockholders'
                                              shares       stock      subscribed       capital        deficit        Equity
                                            ---------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1994                4,258,000   $    37,540   $     5,040    $ 2,086,420    ($   12,350)   $ 2,116,650
                                            ---------   -----------   -----------    -----------    -----------    -----------
Conversion of Common stock
   subscribed to Common stock                      --         5,040        (5,040)        (5,981)            --         (5,981)

Issuance of Common stock                      437,085         4,371            --        585,694             --        590,065

Common stock subscribed                            --            --           385         51,559             --         51,944

Issuance of Common stock
   warrants                                        --            --            --        719,000             --        719,000

Net loss for 1995                                  --            --            --             --       (857,999)      (857,999)
                                            ---------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1995                4,695,085   $    46,951   $       385    $ 3,436,692    ($  870,349)   $ 2,613,679
                                            =========   ===========   ===========    ===========    ===========    ===========
Conversion of Common stock
   subscribed to Common stock                  38,477           385          (385)            --             --             --

Issuance of Common stock                      769,850         7,698            --      1,735,492             --      1,743,190

Conversion of Common stock
   warrants                                   600,000         6,000            --         (6,000)            --             --

Net loss for 1996                                  --            --            --             --     (1,618,964)    (1,618,964)
                                            ---------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1996                6,103,412   $    61,034   $        --    $ 5,166,184    ($2,489,313)   $ 2,737,905
                                            =========   ===========   ===========    ===========    ===========    ===========
Net income for 1997 (unaudited)                    --            --            --             --      2,274,263      2,274,263
                                            ---------   -----------   -----------    -----------    -----------    -----------
Balance at September 30, 1997 (unaudited)   6,103,412   $    61,034   $        --    $ 5,166,184    ($  215,050)   $ 5,012,168
                                            =========   ===========   ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC
                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited

(1)      Summary of Significant Accounting Policies

         (a)      Description of Business

                           Champion Communication Services, Inc. (the Company)
                  is a provider of high powered community repeater dispatch services operating within the 450 - 512 MHz and 800 MHz frequency bands in the United States. The Company's customers consist primarily of business and government agencies located in both metropolitan and rural geographic regions. The Company provides customers with equipment sales, service, and radio rentals. The Company also engages in the acquisition and subsequent sale of spectrum in certain markets as opportunities arise.

         (b)      Basis of Presentation

                           The accompanying financial statements have been
                  prepared in accordance with accounting principles generally accepted in the United States. The differences between accounting principles generally accepted in the United States and Canada would not have a material impact on the accompanying financial statements.

                           The financial statements for the nine months ended
                  September 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information and results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the financial position or results of operations that may be expected at and for the year ended December 31, 1997 or for any future periods.

         (c)      Cash and Cash Equivalents

                           For purposes of the statements of cash flows, the
                  Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

         (d)      Inventory

                           The Company's inventory consists primarily of
                  two-way radios, parts and accessories. The Company uses the average cost method of accounting for inventory. The balance recorded at September 30, 1997 and December 31, 1996 is the lower of average cost or market. The Company also included $278,000 of costs for spectrum to be sold in 1997 in the December 31, 1996 inventory balance.

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


(2)      Notes Payable

                  During the nine months ended September 30, 1997, and the year ended December 31, 1996, the Company incurred installment notes payable of $49,108 and $256,982, respectively, to finance certain communication equipment purchases. At September 30, 1997 and December 31, 1996, the total balance outstanding related to the installment notes payable was $174,253 and $322,161, respectively. The notes are payable in monthly installments and mature from 1997 to 1999. The notes bear interest at rates ranging from 11% to 12.75% per year and are secured by communications equipment.

                  During 1995, the Company entered into a revolving note payable with a maximum credit line of $200,000 bearing interest at 17.9% after 90 days. At September 30, 1997 and December 31, 1996, the outstanding balances on the credit line were $115,108 and $14,790, respectively. The credit line is being used to finance the acquisition of inventory and is repaid when inventory is sold or at the agreed upon date. Each advance expires 360 days from the date of the advance.

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

                  In September 1997, Albert F. Richmond, Chief Executive Officer, and David A. Terman, President, each advanced $55,000 to the Company. The notes were issued at an interest rate of 10% and are unsecured. The balance plus any accrued interest is due on December 1, 1997. The Company has available additional borrowings of $390,000.

                  The combined aggregate maturities of the installment notes payable and the note payable to stockholders for each of the five years following December 31, 1996 are as follows:

                      1997                      $258,136
                      1998                        92,741
                      1999                        62,240
                      2000                         4,730
                      2001                            --
                                                --------

                                                $417,847
                                                ========



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

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)
                                   Unaudited


(3)      Related Party Transactions, (continued)

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

                  In conjunction with the 769,850 shares of common stock issued on September 25, 1996, each share of common stock sold included one common share purchase warrant. The warrants are exercisable at Cdn. $5.00 per share any time before March 25, 1998. The Company has the right to accelerate conversion of the warrants if the average price for the common stock is at least Cdn. $5.50 for ten consecutive days.

                  The Company granted options to the underwriting agent of the Canadian initial public offering to purchase 50,000 shares of common stock for a period of eighteen months from the completion of the public offering at Cdn. $3.70 per share.

                  Upon the completion of the initial public offering, a third party was granted options, in conjunction with the special warrant offering, to purchase 60,000 common shares during the period of three years from September 25, 1996 at a price of Cdn. $3.70 per share.

                  Of the 6,103,412 issued and outstanding shares of common stock at September 30, 1997 and December 31, 1996, 3,110,400 shares owned by the chief executive officer and president were placed in escrow with Equity Transfer Services, Inc., in connection with the Company's initial public offering in Canada. On April 30, 1997, 10% of the securities were released and the remaining securities are to be released from escrow as follows: 20% on each of April 30, 1998, April 30, 1999, and April 30, 2000; and 30% on April 30, 2001.

                     CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)
                                   Unaudited


(4)      Stockholders' Equity, (continued)

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

                     CHAMPION COMMUNICATION SERVICES, INC.
                        EARNINGS PER SHARE COMPUTATIONS
     For the three months and six months ended September 30, 1997 and 1996
                                   Unaudited


                                                                         Three Months Ended                 Six Months Ended
                                                                            September 30,                     September 30,
                                                                    ----------------------------     ----------------------------
                                                                       1997              1996             1997            1996
                                                                    ----------------------------      ---------------------------
PRIMARY EARNINGS PER SHARE

Net income (loss) applicable to common stock                        ($  158,447)     ($  455,739)     $ 2,274,263     ($1,233,191)
                                                                    -----------      -----------      -----------     -----------
Shares used in earnings per share computations                        6,103,412        4,783,770        6,103,412       4,744,101

Net income (loss) per weighted average common share                 ($     0.03)     ($     0.10)     $      0.37     ($     0.26)
                                                                    ===========      ===========      ===========     ===========

FULLY DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                        ($  158,447)     ($  455,739)     $ 2,274,263     ($1,233,191)
                                                                    -----------      -----------      -----------     -----------
Shares used in earnings per share computation                         6,103,412        4,783,770        6,103,412       4,744,101

Net income (loss) per weighted average common share                 ($     0.03)     ($     0.10)     $      0.37     ($     0.26)
                                                                    ===========      ===========      ===========     ===========


                                         COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                      COMPUTATIONS - PRIMARY

Outstanding common shares at beginning of period                      6,103,412        4,733,562        6,103,412       4,695,085

Weighted average common shares issued during period                          --           50,208               --          49,016
                                                                    -----------      -----------      -----------     -----------
Weighted average common shares used in earnings
   per share computation                                              6,103,412        4,783,770        6,103,412       4,744,101
                                                                    ===========      ===========      ===========     ===========



                                         COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                   COMPUTATIONS - FULLY DILUTED


Outstanding common shares at beginning of period                      6,103,412        4,733,562        6,103,412       4,695,085

Weighted average common shares issued during period                          --           50,208               --          49,016
                                                                    -----------      -----------      -----------     -----------

Weighted average common shares used in earnings
   per share computation                                              6,103,412        4,783,770        6,103,412       4,744,101
                                                                    ===========      ===========      ===========     ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Quarters ended September 30, 1997 and 1996

         Revenues for the quarter ended September 30, 1997 were $1,700,000 compared with $1,640,000 for the quarter ended September 30, 1996. Dispatch revenues were down net $61,000 due to repeater sales, removals and cancellations exceeding the added LTR units. Equipment sales were up $180,000 from the same quarter 1996, or 125%. Radio rental income decreased $6,000, spectrum revenue decreased $45,000 and service revenue decreased $8,000 from 1996.

         Costs and expenses were down $20,000 to $1,170,000 in 1997 from $1,190,000 in 1996. Dispatch costs were down $110,000 due to reduced tower rents from both rent savings and elimination of sites and increased finder's fee expenses in 1997. Costs of equipment sales were up $135,000 due to increased equipment sales in 1997. Rental expense was down $15,000 and service expenses decreased $30,000 due to the discontinuation of the service division.

         Depreciation and amortization was up $30,000 in 1997 from the same quarter in 1996 due to construction and acquisition of licenses.

         General and administrative expenses were down to $440,000 for the third quarter 1997 compared with $560,000 for the third quarter 1996.

         Interest expense was down from $74,000 in 1996 to $7,000 in 1997 due to the repayment of debt in early 1997. Also in 1996, the Company recognized a loss on the sale of the service division of $83,000 compared with losses on disposal of assets of $15,000 for the third quarter 1997.

         The net loss for the quarter ended September 30, 1997 was $160,000 compared with a net loss of $460,000 for 1996.


Results of Operations - Nine months ended September 30, 1997 and 1996

         Revenues were $8,650,000 for the nine months ended September 30, 1997 compared with $5,530,000 for the same period in 1996. This increase of 56% was the combined result of a $250,000 decrease in dispatch revenues due to community repeater removals, sales and attrition of customers; a $110,000 decrease in equipment sales; a decrease of $10,000 in radio rentals; and a decrease of $210,000 in service revenues. The increase of spectrum revenue of $3,690,000 to $3,740,000 for the nine months ended September 30, 1997 from $50,000 for the same period in 1996 was due to the closing of several sales in the first two quarters of 1997. The decrease in sales, rental and service from 1996 were due to the elimination of the direct sales and service division for a total decrease of 30%.

         Costs and expenses were $3,880,000 for the nine months ended September 30, 1997 compared with $4,110,000 for 1996, a decrease of $230,000 or 6%. The decrease is attributable to a decrease of $130,000 in network services, and $100,000 in the sales, service and rental division which was eliminated in 1996.

         Depreciation and amortization expense has increased $80,000 to $660,000 for the nine months ended September 30, 1997, as a result of new build out of the LTR systems and the acquisition of licenses.

         General and administrative expenses were down $190,000 from 1996 due to the changes in staff as a result of the elimination of the direct sales and service division and the capitalization of salaries expended on the acquisition of licenses.

         Interest expense, net of interest revenue, was down $140,000. The decrease in interest expense was a result of the repayment of the note payable to Champion Communications Company in March 1997.

         The nine months ended September 30, 1997 reflected losses in excess of gains on sales of $210,000 on repeaters removed from service after being identified as assets not economically advantageous to utilize, as compared with the loss of $80,000 for the sale of the service division for the same nine month period in 1996.

         The net income for the nine months ended September 30, 1997 was $2,220,000 compared with the net loss of $1,250,000 for the nine months ended September 30, 1996, up $3,470,000 principally due to the sale of spectrum and improved costs and expenses.


Financial Condition and Liquidity

         The Company had $130,000 in cash and cash equivalents at September 30, 1997 as compared with $1,090,000 at December 31, 1996. The working capital of the Company at September 30, 1997 was a negative $900,000 as compared with a negative $1,570,000 at December 31, 1996. The increase in working capital is attributed to the first quarter spectrum sale proceeds, the repayment of the note payable to Champion Communications Company, and a temporary cash advance from Albert F. Richmond, Chief Executive Officer, and David A. Terman, President.

         Cash flows from operating activities were a negative $400,000 and a negative $910,000 for the quarters ended September 30, 1997 and 1996, respectively. Cash flows from operating activities were $2,310,000 and a negative $1,690,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

         As of September 30, 1997, the Company owed $307,000 to three commercial lenders with varying repayment terms.

                                    PART II

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults on Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                           CHAMPION COMMUNICATION SERVICES, INC.



                           By:
                              ----------------------------------
                              Pamela R. Cooper
                              Chief Financial Officer, Treasurer and Controller




Date:    November 13, 1997

                                 EXHIBIT INDEX

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

     27                  Financial Data Schedule