Form 10KSB40
period 1997-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 1998-03-31
CIK 1028921

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

{X} Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997.
0r
{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From ______to ______

Commission File Number 000-29032

                      CHAMPION COMMUNICATION SERVICES, INC.

            DELAWARE                                   76-0448005
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

1610 WOODSTEAD COURT, SUITE 330
THE WOODLANDS, TEXAS                                      77380
(Address of Principal Offices)                          (Zip Code)

                                 (281) 362-0144
                (Issuer's Telephone Number, including area code.)

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]                   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year.  $10,521,740

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 18, 1998, there were 6,103,412 shares of common stock, $0.01 par value, of the registrant issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1998 was $2,642,362.84 based upon the average bid and ask price of the common stock on such date of U.S. $1.16 per share. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% shareholders are affiliates.

                      CHAMPION COMMUNICATION SYSTEMS, INC.

                                                       INDEX                          PAGE NUMBER
GLOSSARY OF TERMS ..............................................................................i

                                                      PART  I
ITEM 1.    DESCRIPTION OF BUSINESS..............................................................1

ITEM 2.    DESCRIPTION OF PROPERTY.............................................................13

ITEM 3.    LEGAL PROCEEDINGS...................................................................13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS................................13

                                                     PART  II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................13

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION................................................14

ITEM 7.    FINANCIAL STATEMENTS................................................................16

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..........................................................16

                                                     PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS;  COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT......................16

ITEM 10.   EXECUTIVE  COMPENSATION.............................................................18

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................22

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................23

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K....................................................24

SIGNATURES.....................................................................................28

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

Private Mobile
Radio ("PMRs")    Two-way radio operations offering dispatch and other wireless communications services. These services generally cannot be interconnected to the PSN. An operator may provide such services on a discriminatory basis. Private Land Mobile Radio operators, which provide dispatch services in the bands below
                  800 MHz, are regulated as PMRS operators. These PMRS operators historically have been referred to as "private carriers."

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

Specialized
Mobile Radio
("SMR") A radio system authorized by the FCC in which licensees provide mobile communications services (other than radio location services) in the 800 MHz and 900 MHz bands on a commercial basis to eligible entities, federal government entities and individuals. It is generally used as a dispatch technology. However, SMR may be interconnected with the PSN to provide telephone interconnect services.

Spectrum          A term generally applied to radio frequencies.

Switch A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is the process of interconnecting circuits to form a transmission path between users.

T-Band The group of channels operating at 470-512 MHz previously assigned to the television segment.

Telephone
Interconnect      Connection of a telecommunications device or service to the
                  PSN. In SMR, telephone interconnect refers to the service provided to a customer which allows specified customer units to have the capability to connect directly to the PSN and thereby communicate with any other party that can be reached over the PSN.

Trunked System
("LTR") A system that combines multiple channels with unrestricted access in such a manner that user demands for channels are automatically "queued" and then allocated to the first available channel. Compared to a conventional system, this method allows for the use of frequencies by more users and provides faster access than a conventional system, thereby reducing the likelihood of network congestion. LTR for "logic trunked radios" is one technology commonly used in trunked systems.

UHF               An ultra high frequency in the 450 - 512 MHz bandwidth.

Unit              A base, mobile or hand held radio.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

           This Memorandum includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act."). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those factors discussed in the Section of this Memorandum entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." Specifically, there can be no assurance that the Company will be able to become profitable, compete effectively, sell its licensed systems at a profit, increase its utilization on its 450 - 512 MHz band systems, retain its key personnel or take any or all of the other actions in this Annual Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date herein. The Company undertakes no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                   THE COMPANY

           The Company provides high-powered CR and trunked SMR dispatch services in the United States, currently serving approximately 6,000 customers utilizing 30,000 subscriber units (either radio or base stations) in 22 states in the United States. The Company's customers are principally businesses and government agencies located in both metropolitan and rural geographic areas.

           Dispatch services are offered on the 450-512 MHz and 800 MHz bands. Operators of these dispatch services are regulated as PMRS providers (i.e., private carriers) or as CMRS providers (i.e., common carriers). A repeater is operated either without an FCC license because the customer is individually licensed to operate a conventional channel or it is operated with a license held by the operator for either trunked or conventional operations. A repeater that is operated as a PMRS is subject to more relaxed regulatory requirements than a CMRS provider, such as cellular and certain SMR or ESMR licensees. See "Current Business - Regulation."

            The Company primarily offers its dispatch services in the 450-512 MHz bands. It also operates a limited amount of conventional and trunked dispatch services in the 800 MHz band. The Company is concentrating its business in the 450-512 MHz band because it believes that it can exploit economies of scale by providing extensive coverage, obtaining equipment at favorable prices and charging low rates. However, there can be no assurance that this strategy will be effective. In both the 450-512 MHz and 800 MHz bands, the Company operates CRs without a license for individually licensed customers and it operates CRs and SMRs with its own FCC license. All the Company's private carrier and SMR licenses are PMRS licenses and thus are subject to less stringent regulatory requirements than CMRS licenses.

           The Company has determined that UHF trunking is its primary goal for business operations in its targeted metropolitan areas. The pursuit of this primary goal will transform the operations from a primarily community repeater business to trunked technology in selected major metropolitan areas, eliminating single site repeaters and capitalizing upon the ability to trunk numerous repeaters into a consolidated system with many channels offering wide geographic coverage.

           In the past the Company has utilized independent dealers for sales and service activities. In the future, the Company will play a greater part in the management of its assets and customers by establishing

Company-owned sales and supporting services in the targeted markets. The Company has purchased, and is negotiating purchases of dealerships in these markets to fulfill this goal.

           Management has observed that over the last decade all spectrum has increased in value, precipitated by a fixed supply and increasing utilization. In the process of securing a limited number of licenses for its own use, management of the Company discovered that it was highly successful at identifying and acquiring exclusive licenses after obtaining requisite FCC consent. The process is technical and lengthy. As a result of the Company's successes during 1996 and 1997 in securing exclusive licenses, the Company was able to obtain FCC consent and sell a number of the licenses for in excess of $3,500,000. Based on this experience, management recognizes the value of spectrum and will be expanding the Company's role as a primary spectrum merchant both for its own benefit to construct and load users, and for sales to third parties.

           The Company is a Delaware corporation. Its principal place of business is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380. The Company's telephone number is (281) 362-0144.

                                     HISTORY

           The Company was incorporated under the laws of the State of Delaware on September 29, 1994, by Albert F. Richmond and David A. Terman. Pursuant to a September 14, 1994, agreement with Motorola, the Company acquired 1,238 CRs in November 1994. In December 1994, the Company acquired an additional 263 CRs from Motorola through several agreements. There were no FCC licenses acquired through this transaction. The Company acquired these CRs from Motorola on an "as is - where is" basis for an aggregate purchase price of $5.29 million, which was paid partly in cash and partly by proceeds due from Motorola to Champion Communications Company, in exchange for the issuance of Common Stock to Messrs. Richmond and Terman and the delivery of a promissory note to Champion Communications Company in the amount of $3,177,505.

           Since acquiring the CRs from Motorola, the Company has evaluated its total mix of dispatch services; sold, acquired or consolidated various dispatch operations (after obtaining any necessary FCC consent); and established required support systems, such as providing equipment rental and maintenance, licensing and related services for customers. In particular, in an effort to increase its subscriber capacity, overall network control and revenue potential, the Company has been converting its systems in targeted markets to trunked systems. In both the 450-512 MHz band and the 800 MHz band, the Company, after obtaining any necessary FCC consents, has been converting many of the individual licenses held by its subscribers to licenses in its own name. As of March 1, 1998, the Company operated 1,130 repeaters and owned 225 exclusive licenses, of which 38 licenses, or 17% were in the 800 MHz band, 164 licenses, or 73% were in the 470-512 MHz band and 23 licenses, or 10% were in the 450-470 MHz band. In addition, the Company had 650 co-channeled licenses, of which 19 licenses were in the 800 MHz band; 202 licenses were in the 470-512 MHz band and 429 licenses were in the 450-470 MHz band.

           In October 1994, the Company issued 658,000 shares to its employees, officers and directors for $.50 per share, raising $329,000. In October 1995, the Company entered into a letter of engagement with Britwirth Investment Company, Ltd. ("Britwirth") pursuant to which Britwirth agreed to assist the Company in raising capital. In November 1995, the Company raised $810,000 (resulting in net proceeds to the Company of $729,000 after payment of fees and commissions) through the sale in Canada of warrants (the "Special Warrants") to acquire Common Stock at $1.35 per Special Warrant. Britwirth received fees of $81,000 and options to acquire up to 60,000 shares of Common Stock at CDN $3.70 per share exercisable until September 25, 1999. All of the Special Warrants were converted automatically to Common Stock upon consummation of the Company's initial public offering in Canada. No additional consideration was due on conversion. In December 1995, the Company raised an additional $102,000 through sales of its Common Stock to its existing stockholders, consultants and employees at $1.35 per share and issued an additional 400,000 shares to Messrs. Richmond and Terman in exchange for the November 15, 1995 cancellation of $540,000 of the $3,177,505 indebtedness to Champion Communications Company, which was incurred by the Company to finance the Company's acquisition of CRs from Motorola. In September 1996, the Company raised approximately $1.5 million in an underwritten public offering in Canada of 619,350 shares of its Common Stock and warrants (the "Public Warrants") to acquire 619,350 shares of its Common Stock. In connection with such offering, the Company registered its Common Stock for trading on the Toronto CDN Stock Exchange. Also in connection with this offering, the Company granted IPO Capital Corp. an Agent's Warrant entitling IPO Capital Corp. to receive options to acquire 50,000 shares of Common Stock at CDN $3.70 per share for a period of 18 months after completion of the initial public offering. The Company exercised the Agent's Warrant on behalf of IPO Capital Corp. upon the Ontario Securities Commission's issuance of a receipt for the Company's prospectus. In September 1996, the Company raised $410,865 through a private placement in the United States.

           The Public Warrants originally were scheduled to expire on March 28, 1998; however, the expiration date has been extended by the Company to June 30, 1998. The exercise price of the Public Warrants is CDN $3.70.

           Since establishing its business in 1994, the Company experienced operating losses for the years ended 1994, 1995 and 1996, and in 1997 reported net income of over $2,000,000. The Company currently has a negative working capital position. In addition, on August 19, 1996, the Company sold the portion of its business that serviced customer units for $33,000. The Company recognized a loss of approximately $86,000 on this transaction.

                              THE DISPATCH INDUSTRY

OVERVIEW

           Most businesses or service organizations with mobile work forces require the ability to communicate with employees in order to conduct their operations efficiently. They rely on radio communications as a tool to control resources, personnel, materials and equipment in a cost-effective manner. Dispatch services improve the efficiency and response time of such businesses and organizations.

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

           New applications in the wireless communications industry are also emerging. These new technologies include broadband PCS and narrowband PCS (advanced paging). Both broadband PCS and narrowband PCS are subject to comprehensive FCC regulation and are available in the United States. The FCC has also sanctioned trunking at the 450 - 512 MHz bandwidth, thus facilitating the introduction of UHF Trunking.

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


HISTORY OF DISPATCH NETWORKS

           The dispatch industry is comprised of operator-licensed systems and user-licensed systems served by unlicensed CR operators. The Company currently provides both of these dispatch services. In the 800 MHz and 900 MHz bands trunked dispatch systems are referred to as SMRs or ESMRs. These systems are operated by licensees that provide dispatch services to others for a monthly fee. Providers of dispatch services, such as the Company, derive revenues from the sale, rental and servicing of end-user equipment and from dispatch fees.

           The development of military wireless communications in the 1940s led to the first dispatch systems for business and industrial use. Shared repeater services, the predecessors to SMR systems, developed in the early 1970s as available radio spectrum became increasingly scarce. By the mid-1980s, the number of commercial users in major urban areas was surpassing the capacity of shared repeater services, and trunked SMR systems were introduced to satisfy the increasing demand for dispatch services.

           Implementation of emerging, spectrum-efficient digital switching and transmission technologies will increase dispatch system capacity even further. These new technologies are currently being implemented on ESMR systems. However, the Company has no current plans to operate ESMR systems.

DISPATCH FREQUENCIES

           Under international agreements, specific bands of frequencies may be used for radio communications: low band (which includes low ("LF"), medium ("MF") and high ("HF") frequencies), Very High Frequency ("VHF"), Ultra High Frequency ("UHF") and Super High Frequencies ("SHF").

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

           800 MHZ (SMR). Dispatch services are provided not only in the 450-512 MHz band, but also in the 800 MHz band. Due to recent technological developments, 800 MHz band operators now may elect to convert their systems from analog to digital. Conversion of systems to digital technology may make this band more appropriate for services other than dispatch. See "Current Business - Competition." In some cases the Company operates 800 MHz band systems in trunked repeater format if it gains exclusive control over channels.


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

           The Company is currently using trunking technology to serve more customers with either new or upgraded existing equipment. Depending upon cost and competitive factors, the Company also might implement digital technology to increase its customer base even further. However, the Company has no current plans to convert to digital technology.

                                CURRENT BUSINESS

GENERAL

           The Company provides high-powered repeater dispatch services in 22 states in the United States. The Company currently serves 6,000 customers utilizing 30,000 two-way radio units. The Company provides its customers, primarily business and governmental agencies, with equipment, equipment rentals and dispatch services. Under applicable FCC rules, the Company is not required to obtain FCC licenses for those of its CR systems serving individually-licensed customers. However, the Company is licensed by the FCC to operate its trunked dispatch systems serving customers which do not have their own licenses.

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

           The Company operates its dispatch repeaters primarily in the 450-512 MHz frequency band of the wireless communications industry. The Company also has limited operations in the 800 MHz (SMR) band. However, the Company is not active in the 220 MHz band, 900 MHz band, cellular or PCS segments of the wireless communications industry and it currently does not intend to become active in those segments.

           450-512 MHZ REPEATER OPERATIONS. The Company conducts the majority of its operations in the 450-512 MHz frequency band. The Company is actively pursuing widespread utilization of trunking technology for its systems in this band. A trunked 450-512 MHz band repeater is superior to a conventional repeater in that trunked systems make more channels available to handle calls and thus provide greater capacity than conventional systems. See "The Dispatch Industry - New Technologies." The trunked repeater format also provides the customer with more and faster calls than a conventional system. See "The Dispatch Industry - New Technologies." These factors, in turn, allow a greater number of users to make more calls than a conventional system, which should generate more revenues to the Company. The trunked 450-512 MHz band repeaters function similarly to 800 MHz band trunked SMR systems. If the service is interconnected to the PSN, it is comparable to cellular telephone technology.

           To exploit the benefits of trunking, the Company has been converting its 450-512 MHz band repeaters to either the LTR or SmartTrunk II trunking format. Over the next eighteen months the Company's objective is to convert or construct substantially all UHF licenses in its targeted markets to one of these formats. Concurrently, the Company is in the process of disposing of its community repeaters in non-core rural areas. To date the Company has sold or decommissioned 565 repeaters and those sold were sold at an overall net gain. The planned conversion to trunked operations generally involves obtaining FCC approval for the assignment of licenses by the individual users and to claim licenses for unused channels. There can be no assurance, however, that the Company will be able to obtain requisite licenses or take the other steps necessary to complete this conversion process.

           The 470-512 MHz portion of the 450-512 MHz band is available in the top 13 U.S. major metropolitan areas and is known as the T-Band. Operation on the T-Band is particularly advantageous as this band contains the only frequencies in the 450-512 MHz band on which exclusive business radio service channels are available. Exclusive channels are superior to co-channel operations because an operator, such as the Company, has more available capacity and less restrictions on service provision. As of March 1, 1998, the Company had filed applications with the FCC for approximately 876 T-Bands in the Houston, Dallas/Ft. Worth, San Francisco Bay, Washington/Baltimore and Chicago areas and approximately 312 of those licenses have been granted and are in good standing. Through these actions, the Company has made progress in its efforts to gain exclusive control of channels in these areas (with appropriate FCC approvals), and has begun installation of trunked repeaters in Houston, Dallas/Ft. Worth, Northern California, Phoenix/Tucson, Washington/Baltimore and Chicago. Thus far, the Company holds 110 exclusive licenses and has an interest in an additional 202 licenses. The Company's Spectrum Division has dedicated considerable effort to removing co-channel users on licenses, generally through purchases or trades (with FCC consent). However, there can be no assurance that the Company will be able to continue to obtain exclusive control over all or substantially all of these channels.

           800 MHZ REPEATER OPERATIONS. Under the Motorola Agreements, the Company acquired 92 CRs in the 800 MHz band. As with the 450-512 MHz band CRs which were acquired from Motorola, the 800 MHz band CR licenses were held by the users. Through license filings and assignments, the Company has been successful (with FCC consent) in obtaining a number of licenses for its own benefit in this band. Twenty of these licenses were cleared to an exclusive status and sold in 1997 for in excess of $3,500,000. In late 1997, the FCC auctioned all 800 MHz band SMR licenses in the 175 economic areas, including those markets that had been subject to an application freeze. The Company sold and traded others and currently operates 33 repeaters in the San Joaquin Valley of which 26 have been converted to SMR's and the remainder continue to be operated in the community repeater format. It is the intention of the Company to continue expanding its 800 MHz operations in Northern California. There can be no assurance, however, that the Company will be able to obtain exclusive licenses, will obtain FCC approval for sales, will be successful in concluding additional sales or close sales at a profit. The Company's inability to carry out this strategy could have a material adverse effect on its business.

BUSINESS STRATEGY

           The Company's business strategy includes the following:

           EXPANSION OF HOLDINGS. The Company seeks to expand its spectrum and infrastructure holdings within its selected metropolitan markets through the FCC-approved acquisition of operating and start-up 450-512 MHz band trunked dispatch systems. Simultaneously, the Company, with FCC approval, has undertaken a program to dispose of CRs in non-core areas.

           DEVELOPMENT OF EXISTING INTRINSIC VALUE. The intrinsic value of the Company today lies in the value of its spectrum as measured by recent sales and/or the potential cash flow capacity. When the Company was formed in 1994 for the purpose of acquiring 1,500 CRs, no licenses were acquired. Subsequent to that time 904 licenses have been acquired and 29 have been sold for an average of $148,000 each.

           Today the Company has 225 exclusive and 650 co-channeled licenses. Existing loading capacity is deemed to be 24,000 units and when fully loaded will yield revenues of $5,350,000 per year and gross operating margin of $4,290,000 per year. The Company has retained an investment banker to raise an additional $10,000,000 of capital expenditure funds on a best efforts basis to acquire and construct spectrum in which the Company currently owns an interest. While there is no assurance these funds will be raised, if the full amount were raised, upon completion of the proposed acquisition and construction process, the maximum potential loading capacity is expected to rise to 47,000 units which, at current pricing, would yield $10,400,000 in annual revenues and $8,380,000 gross operating margin.

           The assets which give rise to this existing revenue potential are currently valued on the balance sheet at $5,830,000. It is the intention of management to bring the intrinsic value to fruition by selling non- strategic assets and creating cash flow through systematic loading. It is estimated that the existing infrastructure of 24,000 available units could be loaded in approximately 12 months. Once constructed, the expanded 23,000 units could be loaded in an additional 22 months. Management anticipates, although there can be no assurance, that the expanded infrastructure might be fully loaded by the year 2001.

           Under the Motorola Agreements, the Company also purchased 92 unlicensed 800 MHz band CRs. Of these, 26 exclusive licenses were obtained and converted to four 800 MHz SMR systems. At that time, the Company believed that if it acquired FCC consent to assignments of a sufficient number of 800 MHz band licenses, it could obtain exclusivity over the related channels and could then sell the trunked 800 MHz band systems at a much greater price than their original purchase price. The Company entered into contracts for approximately $4.7 million of such sales, of which sales of approximately $3.9 million have closed and sales of approximately $1.3 million are expected to close before the end of 1998.

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

           Specifically, the Company is actively pursuing additional licenses from the FCC to operate on the 470-512 MHz T-Band channels. As the FCC grants these licenses, the Company intends to construct such T-Band systems. The Company anticipates that, after constructing T-Band systems, its next licensing project will involve obtaining FCC consent to convert the individual 450-470 MHz band customer licenses using the Company's CRs to FB-6 (Private Carrier) Classification in the selected markets, which would result in the Company becoming the licensee of a trunked system using the formerly individually-licensed channels. The Company also participated in the filing for offset channels (i.e., new narrowband channels located adjacent to existing channels). As of March 15, 1998, the Company has been granted 54 offset channels.

           In 1997, the FCC adopted a consolidation plan and related rules for the PMRS bands below 800 MHz. These rules changed how the frequencies are assigned, established a method for PMRS users to implement highly efficient trunked systems in the bands below 800 MHz and provided for operation of offset channels in the 450-470 MHz band. See "Regulation."

           At its regular board meeting held on March 4, 1998, the Board of Directors engaged in an in-depth discussion of the role spectrum has played in the Company and its success. It was concluded that although the purchased assets have performed well and those sold have been sold at a profit , the real worth of the Company lies in the value of the spectrum that has been obtained since the founding of the Company, as pointed out in previous paragraphs.

           It was also noted that the demand for spectrum has continued to increase even with the advent and implementation of more spectrum efficient equipment (i.e., digital versus analog). It was concluded that the Company establish an additional core business dedicated to the acquiring, selling, trading or utilizing spectrum, consistent with applicable FCC requirements, for its own account. Additionally, consistent with applicable FCC requirements, the Company will perform such services on behalf of others, generally in the role of principal as the Company does not anticipate operating as a broker. In general, it is the intention of the Company to become a very active merchant in the business of acquiring, selling, and utilizing spectrum and related infrastructure.

           EQUIPMENT RENTAL. To augment its sales activities, the Company has established a Rental Division. This division currently rents approximately 700 units. The Company provides equipment rental directly to customers, as well as through approved dealers.

COMPETITION

           The Company has intense competition from the following types of operations:

           OTHER 450-512 MHZ BAND CR OPERATORS. The Company currently competes with many other 450-512 MHz band CR operators. With FCC approval, the Company has begun converting its 450-512 MHz band CRs from user-licensed conventional operations to the trunked multi-channel format in metropolitan areas. Although the Company believes that this conversion will help distinguish it from the 450-512 MHz conventional CR operators, there can be no assurance that the Company will be able to expand its conversion to the trunked multi-channel format or that such conversion will indeed distinguish the Company from conventional CR operators. In addition, a limited number of paging operations are provided in the 450-512 MHz band, but the Company does not anticipate that these services will compete with its repeater dispatch services in this band.

           UHF TRUNKING. Since the FCC permitted the trunking of the UHF channels in 1996, considerable competition has evolved in the UHF trunking market.

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

           The first broadband PCS auction, in which the FCC awarded two 30 MHz licenses in each MTA, began in December 1994 and ended in March 1995. A substantial number of the companies awarded 30 MHz PCS licenses in this auction were current cellular communications providers and joint ventures of current and potential wireless communications service providers. The FCC completed PCS auctions in early 1997. In addition, the FCC has auctioned national and regional narrowband PCS licenses, but it is uncertain at this time when the remaining narrowband licenses will be auctioned.

           At this time, the impact of PCS on the Company's business is uncertain for several reasons. First, PCS is a relatively new service and little, if any, meaningful empirical or other market data are available for either broadband or narrowband operations. Second, given the high entry costs for PCS licensees, it is difficult to forecast how soon systems will be operational, what prices will be charged and how successful the systems will be in providing viable competitive services. Third, it is unknown to what extent PCS operators will provide dispatch service in markets where the Company is operating. Although the Company believes that the PCS operators are going to be susceptible to the same higher pricing as cellular operators, as compared to the pricing of the Company's services, there can be no assurance that this will be the case.

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

           INTERCONNECTION WITH PUBLIC SWITCHED NETWORK. Under the Communications Act, wireless communications operators can provide their customers with mobile radio services interconnected to the PSN. Because these operators have access to the local telephone carrier, subscribers communicate with non-subscribers. If the operator provides such interconnection to the PSN, the FCC likely will regulate the operator as a CMRS provider.

           REFARMING PROCEEDING. In its "refarming" proceeding, the FCC adopted rules to relieve congestion in the land mobile bands below 800 MHz. These new rules became effective August 1, 1996. The rules (i) increase the number of channels available on an exclusive basis by requiring conversion to narrowband technologies; (ii) provide a phased-in 10-year transition for operators and manufacturers to comply fully with the new requirements; (iii) permit narrowband licensees to aggregate channels so they can provide service on a wide area basis; and (iv) protect existing operators from harmful interference. On February 14, 1997, additional "refarming" rules became effective which clarify certain initial rules, modify the transition plan for compliance with the new rules and provide coordinators greater flexibility in assigning frequencies. In addition, also in 1997, the FCC adopted rules providing for consolidation of operations in the bands below 800 MHz, implementation of highly efficient trunked systems, and disposition of offset channels in the 450-470 MHz band. See "Business Strategy--Spectrum."

           In addition, as part of the "refarming" proceeding, the FCC has proposed additional rules that, if adopted, could result in further regulatory consolidation, imposition of user fees or implementation of license auctions. These new proposed rules could make it easier for the Company to expand its footprint and scope of operations. In particular, if the FCC holds auctions in the 450-512 MHz band, the Company, as an established provider of services in this band, may be able to secure exclusive license status in some of its markets. However, there can be no assurance that the proposed rules will be adopted, that the Company would be able to secure exclusive licenses if they were made available, that the Company will be able to expand its footprint or that the Company would be successful in any FCC auction. In addition, the "refarming" proceeding has been controversial and could take several years to complete. Thus, the impact this proposal may have on the Company's operations is uncertain.

           REGULATORY RECLASSIFICATION. Under the Omnibus Budget Reconciliation Act of 1993, the Communications Act was amended to establish two new regulatory categories that involve certain Company businesses. Instead of distinguishing between private carriers and common carriers, the FCC now must distinguish between PMRS providers and CMRS providers. In general, CMRS providers are subject to regulatory requirements comparable to the requirements for common carriers and PMRS providers are subject to regulatory requirements comparable to the requirements for private carriers. The FCC has classified all private carrier licensees within the 450-512 MHz refarming bands, except Business Radio Service licensees, as PMRS providers. One of the criteria for determining if a carrier is subject to CMRS regulation, however, is if it provides interconnection to the PSN. The Company is currently classified as a PMRS provider and is generally free from the uniform rules applicable to CMRS providers. If the Company decided to upgrade its services and provide interconnection to the PSN, it likely then would be classified as a CMRS provider. The interconnection to PSN, if deemed appropriate in the Company's business strategy, could provide another source of revenue.

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

           REGULATORY DEVELOPMENTS. The FCC is considering regulatory changes that may affect the Company's businesses. These changes involve the procedures for licensing the PMRS, including the institution of electronic filing. However, it is uncertain at this time what impact, if any, these changes could have on the Company's operations.


OPERATIONS

           The Company performs billing, maintenance of subscriber records, FCC licensing activities and equipment leasing at its Woodlands, Texas headquarters. A separate department is responsible for all FCC licensing and related activities which will be expanded as previously discussed.

           The Company's operations are divided into six business regions as follows: Houston, Dallas/Ft. Worth, Northern California, Phoenix/Tucson, Chicago, and Washington D.C./Baltimore. A manager will oversee each region which will eventually have a full staff of sales and service personnel. The manager's responsibility is to sell and service customer's equipment and company owned infrastructure, as well as work with local independent dealers who are loading the systems.

EMPLOYEES

           As of March 1, 1998, the Company employed 29 people of whom all are employed on a full-time basis. None of the Company's employees belongs to a union.

ITEM 2.  DESCRIPTION OF PROPERTY

           The Company leases 5,550 square feet of office space and 1,525 square feet of warehouse space in The Woodlands, Texas, a suburb of Houston, Texas, where its principal offices are located. In addition, satellite regional offices are located in Northern California, Arizona, Chicago, Dallas, and Maryland. As previously discussed, these regional offices will be expanded to accommodate the sales and service of equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock is currently traded on the Canadian Dealing Network and the U.S. Bulletin Board. During the fourth quarter ended December 31, 1996, and the year ended December 31, 1997, the high and low sales prices were as follows:

Date                              High                             Low
----                              ----                             ---
December 31, 1996                 CDN $4.20                        CDN $3.25

March 31, 1997                    CDN $3.50                        CDN $2.25

June 30, 1997                     CDN $2.50                        CDN $2.00

September 30, 1997                $1.72                            $1.125

December 31, 1997                 $1.375                           $1.125

As of March 1, 1998, the Company's Common Stock was held by 142 stockholders of record.

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

           For information concerning recent sales of unregistered securities, see Item 10, "Executive Compensation -- Outstanding Options." The fiscal 1997 options therein described were granted by the Company during the past fiscal year to 23 of its officers and employees. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2), as not involving any public offering. At an appropriate time, the Company expects to file a registration statement on Form S-8 to register the transactions relating to the grant and exercise of these options. The following options were granted as additional compensation for employee and non-employee director services:


                                No. of Shares         Exercise
Date of Grant                      Granted             Price
-------------                   -------------         --------
January 1, 1997                   7,000               $2.75

February 6, 1997                155,000               $2.22

December 31, 1997                 3,000               $1.25

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Report on Form 10-KSB. The discussion in this section of this Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in "Risk Factors" and those discussed elsewhere in this Report on Form 10-KSB.

RESULTS OF OPERATIONS

           Total revenues for 1997 increased $3,385,000, or 47%, from 1996. There was a significant increase in gross spectrum system sales from $100,000 in 1996 to $3,887,000 in 1997. This increase was primarily due to the closing of a contract for the sale of 20 systems to Nextel. Spectrum system sales are sporadic in nature as they rely upon the FCC approval for the transfer of licenses. Dispatch revenue in 1997 decreased $271,000 or 5% from 1996, due in large part to the sale of repeaters in the non-metropolitan areas. There was a decrease in equipment sales of $32,000 which reflects that 1997 equipment sales are singularly through independent dealers and the area business managers. Radio rental revenues decreased from $300,000 to $292,000, a 3% variance. Service revenues were $52,000 for the year ended December 31, 1997, a decrease of $191,000 or 79% from the year ended 1996. This decrease is attributable to the discontinuance of the service division in 1996.

           Costs and expenses decreased to $4,848,000 from $5,227,000 in 1996, a decrease of 7%. The costs of spectrum systems sales increased 100% from 1996 to $484,000 for the year ended December 31, 1997. This cost was due to the significant increase in spectrum system sales the Company successfully closed during 1997. Dispatch costs and expenses were $3,574,000 for 1997 as compared with $3,803,000 for 1996, a decrease of 7% or $229,000 primarily due to the sale of non-metropolitan sites. The costs of equipment sales was down to $903,000 in 1997 from $956,000 in 1996 for a decrease of 6%. This decrease is reflected in an improved gross margin for equipment sales from 1996 to 1997, even though the Company had discontinued direct sales. Radio rental costs were $40,000 for 1997, a decrease from $51,000 for 1996. The gross operating margin for radio rental also reflects an increase over 1996 in spite of the reduced gross revenues. There was a significant savings of $450,000 in 1997 resulting from the elimination of the service division costs for the year ended December 31, 1996 compared with no such costs for 1997.

           Depreciation and amortization increased to $899,000 in 1997 from $800,000 in 1996. This increase is attributable to the continuing acquisition of spectrum from licenses granted to the Company and the related capital improvements to construct the metropolitan systems.

           General and administrative expenses decreased $292,000 to $1,979,000 for 1997 from $2,271,000 for 1996. The decrease in expenses was due to the discontinuance of direct sales and service and related personnel adjustments.

           The Company incurred a net loss in 1997 of $334,000 on the sale and removal of repeaters as compared with a net gain of $10,000 for 1996. This net loss is a result of the retirement of non-productive assets in the non-metropolitan areas which is a phase of the Company's overall business plan to migrate from the rural community repeater areas to the metropolitan trunked repeaters. The Company also reported a 1996 loss on the sale of its service-related division in the amount of $86,000. Interest revenue for 1997 was $24,000 as compared with $19,000 for 1996. Interest expense for the year ended December 31, 1997 was $84,000, a decrease of $198,000 from interest expense of $282,000 for 1996. This reduction in interest expense reflects the savings from the retirement of the note payable to Champion Communications Company in March 1997.

           The Company reported a net income for 1997 of $2,281,000 as compared with a net loss of $1,619,000 for 1996, reflecting a 240% increase in net income from 1996 to 1997 or a net income per common share for 1997 of $0.37 compared with a net loss per common share of $0.32 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

           As of December 31, 1997, the Company had cash and cash equivalents of approximately $618,000.

           The working capital of the Company was a negative $319,000 at December 31, 1997 as compared with a negative $1,573,000 at December 31, 1996. The increase in working capital is a result of the retirement of the note payable to Champion Communications Company in March 1997.

           Cash flows from operating activities were a negative $469,000 and a negative $85,000 for the years 1997 and 1996, respectively.

           The Company's negative working capital and negative cash flows from operations reflect the start-up of various divisions in connection with the Company's acquisition of assets from Motorola in 1994 and the subsequent efforts to develop, expand and procure licensed systems to migrate the operations from the rural areas to the trunked metropolitan markets targeted by the Company as well as to obtain systems for resale.

           The Company closed on several sales of licensed systems in the 800 MHz band during 1997 including a major sale which closed in March 1997 generating $3,540,000 in proceeds. The Company plans to continue to obtain licensed systems for resale; however, there can be no assurance that these sales will continue in this manner. Failure to do so could have a material adverse effect on the Company's cash flow and available working capital.

           During 1997 the Company acquired $797,000 of communications and related equipment. These capital expenditures were financed in part by borrowings from commercial financing institutions and the remaining proceeds of the initial public offering in Canada. As of December 31, 1997, the Company's current liabilities included $272,000 owed to three commercial lenders with varying repayment terms.

YEAR 2000

           Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the Year 2000. This could result in significant system and equipment failures. While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of our customers and suppliers, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the company does not anticipate it will have a material adverse impact on its business. The Company believes that its management, operational and financial systems are free of any Year
2000 limitations.

EFFECTS OF INFLATION

           The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's results of operations.

ITEM 7.  FINANCIAL STATEMENTS

           (See Item 13).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           The directors and executive officers of the Company and their respective ages and positions are as follows:

      Name                       Age                  Position
     ------                      ---                  --------
Albert F. Richmond                56         Chairman of the Board and
Spring, Texas                                Chief Executive Officer
David A. Terman                   54         President
The Woodlands, Texas                         Director
Mary F. Garner                    44         Secretary
The Woodlands, Texas
Pamela R. Cooper                  45         Chief Financial Officer,
Spring, Texas                                Treasurer and Controller
Peter F. Dicks (1)(2)             55         Director
London, England
Randel R. Young (1)(2)            41         Director
Houston, Texas

----------------------------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee


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

           RANDEL R. YOUNG has been a director since May 7, 1996. Mr. Young currently serves as vice president and assistant general counsel for an NYSE energy company, based in Houston, Texas. From April 1991 to October 1993, Mr. Young was an attorney in his own Houston law firm. From October 1993 to December 1995, he was a partner with the New York-based law firm of Haight Gardner Poor & Havens, resident in its Houston office. From December 1995 to April 1996, he was a partner with the law firm of Gardere & Wynne, L.L.P., resident in its Houston office. Mr. Young received his Bachelor of Arts degree, with highest honors, from the University of Houston in 1977. Mr. Young received his law degree, with honors, from the University of Houston Law Center in 1980.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Based on a review of Forms 3, 4, and 5 furnished to the Company, all of the Company's officers and directors and beneficial owners of ten percent of the Company's common stock were in compliance with the reporting requirements of
Section 16(a) during the fiscal year ended December 31, 1997.


ITEM 10.  EXECUTIVE  COMPENSATION

           The following tables sets forth certain information with respect to the compensation paid to the Company's Chief Executive Officer and each other executive officer who received compensation in excess of $100,000 for the year ended December 31, 1997 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                  Annual                  Long Term
                                               Compensation     Bonus    Compensation
                                               ------------     -----    ------------
                                                                          Securities
                                   Fiscal Year                            Underlying
  Name and Principal                  Ended       Salary                   Options/
       Position                      Dec. 31        ($)                     SARs(#)
  ------------------               -----------   --------       -------   ----------
Albert F. Richmond,                   1997       $125,000            --          --
Chairman of the Board and Chief       1996       $125,000            --          --
Executive Officer                     1995       $ 52,083            --          --
David A. Terman,                      1997       $125,000       $20,000          --
President and Director                1996       $125,000            --          --
                                      1995       $125,000            --          --


           A total of 500,000 shares of the Company's Common Stock have been reserved for issuance under the Company's 1996 Incentive Plan (the "1996 Plan") which was adopted in February 1996. At March 1, 1998, options to acquire 262,000 shares of Common Stock had been granted under the 1996 Plan, of which 99,000 have expired because of employee termination, and all remaining options issuable thereunder were available for future grant. The 1996 Plan provides for the grant to employees, including officers of the Company, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory stock options, stock appreciation rights and restricted shares of Common Stock (collectively, "Awards"). In addition, non-employee directors ("Outside Directors") and consultants are eligible to receive nonstatutory stock options.

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

401(K) PLAN

           In January 1996, the Company adopted a 401(k) Plan (the "401(k) Plan") under which all employees of the Company who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. The Company may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors made a decision not to match contributions for the fiscal year ending December 31, 1997. The Company's matching contributions vest over a four-year period beginning when an employee has completed two years of service.

OUTSTANDING OPTIONS

           As of March 1, 1998, the Company had granted options to its employees and directors to purchase 262,000 shares of its Common Stock under its 1996 Plan. Of these, options to purchase 99,000 shares expired when employees' employment with the Company terminated. As of March 1, 1998, options are held by 19 of its employees and directors.

           Incentive stock options granted to officers and employee directors are exercisable at $1.25 to $3.00 per share and vest over a five-year period beginning February 1, 1998. These options expire 10 years after the date they are granted or 90 days following termination of the optionee's employment with the Company.

           The Company has issued 26,000 non-qualified options each to Messrs. Dicks and Young, its Outside Directors. The options vest immediately, 20,000 are exercisable at $2.00 per share, 3,000 are exercisable at $2.75 per share and 3,000 are exercisable at $1.25 per share, and expire 10 years after the date of grant.


COMPENSATION OF DIRECTORS

           Outside Directors receive $1,000 per meeting. The Company also pays directors $500 for each committee meeting that they attend.

           Under the 1996 Plan, Peter F. Dicks, on February 1, 1996 and December 31, 1996 and 1997 and Randel R. Young, on May 7, 1996 and December 31, 1996 and 1997, as outside directors, each received options to purchase 13,000 shares of the Company's Common Stock for $1.25 to $2.75 per share, the fair market value of the Common Stock on the dates the Company issued these options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 1998, by (i) each director of the Company; (ii) each Named Executive Officer (as hereinafter defined); (iii) each person known to be a beneficial owner of 5% or more of the Common Stock, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to the shares.

                                                                               Percent
  Name of Beneficial Owner                         Number of Shares       Beneficially Owned
  ------------------------                         ----------------       ------------------
Albert F. Richmond                                    1,720,000(1)              28.18%
1610 Woodstead Ct., Suite 330
The Woodlands, Texas 77380
David A. Terman                                       1,892,000(2)              31.00%
1610 Woodstead Ct., Suite 330
The Woodlands, Texas 77380
Mary F. Garner                                           31,000(3)                *
Pamela R. Cooper                                         21,700(4)                *
Peter F. Dicks                                          163,000(5)               2.66%
Randel R. Young                                          25,813(6)                *
All executive officers and directors as a group       3,853,513                 62.85%

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

(3) Shares held by Mary F. Garner and her husband, James M. Dobson, III, as joint tenants with the right of survivorship. Includes options granted on February 1, 1996 to acquire 1,000 shares which are immediately exercisable. Does not include options to acquire 9,000 shares granted on February 1, 1996 and options to acquire 12,000 shares granted on February 6, 1997, as such options are not exercisable until February 1, 1999 and February 6, 1999, respectively.

(4) Includes 4,700 shares held by Charles Schwab, as Custodian of IRA. Includes options granted on February 1, 1996 to acquire 1,000 shares which are immediately exercisable. Does not include options to acquire 9,000 shares granted on February 1, 1996 and options to acquire 12,000 shares granted on February 6, 1997, as such options are not exercisable until February 1, 1999 and February 6, 1999, respectively.

(5) Includes options to acquire 13,000 shares of Common Stock exercisable immediately.

(6) Includes 5,491 shares held by Randel R. Young, Trustee for Brian C. Young Trust; 7,322 shares held by Randel R. Young, Trustee for Shannon
        E. Young Trust; and options to acquire 13,000 shares of Common Stock exercisable immediately. Mr. Young disclaims beneficial ownership of the shares held in trust.


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

           In September and October 1997, Albert F. Richmond and David A. Terman each made advances to the Company in the amount of $130,000. The Company executed a promissory note in the amount of $130,000 bearing interest at 10% per annum to each Messrs. Richmond and Terman, payable in full on December 1, 1997. The debt, including accrued interest of $4,495.59 was repaid in full on December 1, 1997.

           Under a management agreement dated July 20, 1995 between the Company and Champion Communications Company, the Company operated a five-channel 800 MHz trunking system licensed to Champion Communications Company. The management agreement expired December 31, 1996 and continued by verbal agreement of the parties on a month-to-month basis. The Company exercised its option and purchased the system for $112,812 on April 1, 1997 after receipt of FCC consent.

           On July 29, 1996, in connection with the Company's initial public offering in Canada, Messrs. Richmond and Terman, the Company and Equity Transfer Services, Inc. entered into an Escrow Agreement pursuant to which Messrs. Richmond and Terman each placed 1,555,200 shares of Common Stock held by them in escrow with Equity Transfer Services, Inc. Thirty percent were released during 1997 and the remaining securities are to be released from escrow as follows: 20% on each of July 31, 1998 and July 31, 1999; and 30% on July 31, 2000. These escrowed shares are included in the Company's earnings per share calculation and are not considered "contingent shares issuable" for accounting purposes.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Documents filed as part of this report.

                                                                                                               Page
1.         Financial Statements:

                  Independent Auditors' Report .................................................................F-2

                  Balance Sheets, December 31, 1997 and 1996 ...................................................F-3

                  Statement of Operations, Years Ended December 31, 1997 and 1996 ..............................F-4

                  Statement of Changes in Stockholders' Equity, Years Ended
                           December 31, 1997 and 1996...........................................................F-5

                  Statement of Cash Flows, Years Ended December 31, 1997 and 1996...............................F-6

                  Notes to Financial Statements.................................................................F-7




2.         Exhibits:

                                                                             INCORPORATED BY
NUMBER                     DESCRIPTION                                        REFERENCE TO
------                     -----------                                       ---------------
3.1           Certificate of Incorporation filed September       Exhibit 3.1 to the Registration Statement
              29, 1994.                                          on Form 10-SB effective February 13,
                                                                 1997
                                                                  (File No. 0-29032)

3.2           Certificate of Amendment to Certificate of         Exhibit 3.2 to the Registration Statement
              Incorporation filed January 26, 1996.              on Form 10-SB effective February 13,
                                                                 1997
                                                                  (File No. 0-29032)

3.3           Certificate of Amendment to Certificate of         Exhibit 3.3 to the Registration Statement
              Incorporation filed April 23, 1996.                on Form 10-SB effective February 13,
                                                                 1997
                                                                  (File No. 0-29032)

3.4           By-laws dated September 29, 1994.                  Exhibit 3.4 to the Registration Statement
                                                                 on Form 10-SB effective February 13,
                                                                 1997
                                                                  (File No. 0-29032)

4.1           Specimen Common Stock share certificate.           Exhibit 4.1 to the Registration Statement
                                                                 on Form 10-SB effective February 13,
                                                                 1997
                                                                  (File No. 0-29032)

4.2           Pages from Certificate of Incorporation and        Exhibit 4.2 to the Registration Statement
              By-laws defining rights of stockholders -          on Form 10-SB effective February 13,
              included in Exhibits 3.1, 3.2, 3.3 and 3.4.        1997
                                                                  (File No. 0-29032)

10.1          [omitted]                                          [omitted]

10.2          [omitted]                                          [omitted]

10.3          [omitted]                                          [omitted]

10.4          [omitted]                                          [omitted]

10.5          [omitted]                                          [omitted]

10.6          [omitted]                                          [omitted]

10.7          [omitted]                                          [omitted]

10.8          [omitted]                                          [omitted]

10.9          Lease Agreement dated November 10,                 Exhibit 10.9 to the Registration Statement
              1994, between The Woodlands                        on Form 10-SB effective February 13,
              Corporation and the Company.                       1997
                                                                  (File No. 0-29032)

10.10         Modification and Modification of Lease             Exhibit 10.10 to the Registration
              dated April 4, 1995, between The                   Statement on Form 10-SB effective
              Woodlands Corporation and the Company.             February 13, 1997
                                                                  (File No. 0-29032)

10.11         Modification and Modification of Lease             Exhibit 10.11 to the Registration
              dated July 24, 1995, between The                   Statement on Form 10-SB effective
              Woodlands Corporation and the Company.             February 13, 1997
                                                                  (File No. 0-29032)

                                                                             INCORPORATED BY
NUMBER                     DESCRIPTION                                        REFERENCE TO
------                     -----------                                       ---------------
10.12         Modification and Modification of Lease             Exhibit 10.12 to the Registration
              dated May 1, 1996, between The                     Statement on Form 10-SB effective
              Woodlands Corporation and the Company.             February 13, 1997
                                                                  (File No. 0-29032)

10.13         Radius Communication Products Reseller             Exhibit 10.13 to the Registration
              Agreement dated September 22, 1994,                Statement on Form 10-SB effective
              between Motorola, Inc. and the Company;            February 13, 1997
              Amendment to Reseller Agreement dated               (File No. 0-29032)
              September 22, 1994; and Master
              Amendment No. 1 dated September 30,
              1996.

10.14         Motorola Authorized Two-Way Radio                  Exhibit 10.14 to the Registration
              Dealer Agreement dated September 22,               Statement on Form 10-SB effective
              1994, between Motorola, Inc. and the               February 13, 1997
              Company; Paging Product Sales to the                (File No. 0-29032)
              United States Government Amendment
              dated on or about January 10, 1996;
              Amendment dated on or about February 13,
              1996; and Per Unit Administrative
              Processing Charge Amendment dated
              September 30, 1996.

10.15         Motorola Master Radio Service Software             Exhibit 10.15 to the Registration
              License Agreement dated November 8,                Statement on Form 10-SB effective
              1994, between Motorola, Inc. and the               February 13, 1997
              Company.                                            (File No. 0-29032)

10.16         Master Dealer Agreement Land Mobile                Exhibit 10.16 to the Registration
              Radio Products, undated, between                   Statement on Form 10-SB effective
              Kenwood Communications Corporation                 February 13, 1997
              and the Company; Product Addendum                   (File No. 0-29032)
              dated February 5, 1996; and Product
              Addendum, undated.

10.17         Systems Management Agreement dated                 Exhibit 10.17 to the Registration
              July 20, 1995, between Champion                    Statement on Form 10-SB effective
              Communications Company and the                     February 13, 1997
              Company; and Purchase Option dated July             (File No. 0-29032)
              20, 1995, from Champion
              Communications Company to the
              Company.

10.18         [omitted]                                          [omitted]

10.19         [omitted]                                          [omitted]

10.20         Letter of Engagement dated October 10,             Exhibit 10.20 to the Registration
              1995, from Britwirth Investment                    Statement on Form 10-SB effective
              Company, Ltd. to the Company.                      February 13, 1997
                                                                  (File No. 0-29032)

                                                                             INCORPORATED BY
NUMBER                     DESCRIPTION                                        REFERENCE TO
------                     -----------                                       ---------------
10.21         Antenna Site License commencing                    Exhibit 10.21 to the Registration
              November 1, 1995, for a term of 36                 Statement on Form 10-SB effective
              months, between Motorola, Inc. and the             February 13, 1997
              Company.  (CONFIDENTIAL)                            (File No. 0-29032)

10.22         Antenna Site License commencing                    Exhibit 10.22 to the Registration
              November 1, 1995, for a term of 36                 Statement on Form 10-SB effective
              months, between Motorola, Inc. and the             February 13, 1997
              Company.  (CONFIDENTIAL)                            (File No. 0-29032)

10.23         Promissory Note dated November 15,                 Exhibit 10.23 to the Registration
              1995, in the original principal amount of          Statement on Form 10-SB effective
              $2,799,581.26 from the Company to                  February 13, 1997
              Champion Communications Company; and                (File No. 0-29032)
              Endorsement No. 1 dated August 18,
              1996.

10.24         Security Agreement dated November 15,              Exhibit 10.24 to the Registration
              1995, between the Company and                      Statement on Form 10-SB effective
              Champion Communications Company; and               February 13, 1997
              Amendment No. 1 to Security Agreement               (File No. 0-29032)
              dated August 15, 1996.

10.25         Services Agreement dated May 3, 1996,              Exhibit 10.25 to the Registration
              between K N Energy Services, Inc. d/b/a            Statement on Form 10-SB effective
              K N Services, and the Company.                     February 13, 1997
              (CONFIDENTIAL)                                      (File No. 0-29032)

10.26         Asset Purchase Agreement dated August              Exhibit 10.26 to the Registration
              30, 1996, between Nextel                           Statement on Form 10-SB effective
              Communications, Inc. and the Company.              February 13, 1997
                                                                  (File No. 0-29032)

10.27         Form of Indemnification Agreement                  Exhibit 10.27 to the Registration
              between officers and director of the               Statement on Form 10-SB effective
              Company and the Company.                           February 13, 1997
                                                                  (File No. 0-29032)

10.28         Escrow Agreement dated July 29, 1996               Exhibit 10.28 to the Registration
              between Albert F. Richmond, David A.               Statement on Form 10-SB effective
              Terman, Equity Transfer Services, Inc.             February 13, 1997
              and the Company.                                    (File No. 0-29032)

10.29         Note and Security Agreement dated                  Exhibit 10.29 to the Registration
              January 2, 1995 in the original principal          Statement on Form 10-SB effective
              amount of $3,177,505, executed by the              February 13, 1997
              Company, made payable to Champion                   (File No. 0-29032)
              Communications Company.

11.1          Statement regarding computation of per share earnings.

24.1          Power of Attorney                                  N/A

27.1          Financial Data Schedule.

(b)        Reports on Form 8-K.

           None filed during the last quarter of the period.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 31st day of March, 1998.

CHAMPION COMMUNICATION  SERVICES, INC.


By: /s/ Albert F. Richmond
   ----------------------------------------------------
      Albert F. Richmond,
      Chairman of the Board and Chief Executive Officer


POWER OF ATTORNEY TO SIGN AMENDMENTS

           KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 1997, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              SIGNATURE                                           TITLE                                DATE
              ---------                                           -----                                ----

     /s/ Albert F. Richmond                          Chairman of the Board and Chief                 March 31, 1998
--------------------------------------------         Executive Officer
Albert F. Richmond

     /s/ David A. Terman                             President and Director                          March 31, 1998
--------------------------------------------
David A. Terman

     /s/ Pamela R. Cooper                            Chief Financial Officer, Treasurer,             March 31, 1998
--------------------------------------------         and Controller
Pamela R. Cooper

---------------------------------------------        Director                                        March 31, 1998
Peter F. Dicks

     /s/ Randel R. Young                             Director                                        March 31, 1998
---------------------------------------------
Randel R. Young

                                                                                                               Page
Financial Statements:

         Independent Auditors' Report...........................................................................F-2

         Balance Sheets, December 31, 1997 and 1996.............................................................F-3

         Statements of Operations, Years Ended December 31, 1997 and 1996 ......................................F-4

         Statements of Changes in Stockholders' Equity, Years Ended
              December 31, 1997 and 1996........................................................................F-5

         Statements of Cash Flows, Years Ended December 31, 1997 and 1996.......................................F-6

         Notes to Financial Statements..........................................................................F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Champion Communication Services, Inc.:

We have audited the accompanying balance sheets of Champion Communication Services, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                              KPMG Peat Marwick LLP


Houston, Texas
February 20, 1998

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                               ASSETS                                                  1997               1996
                                                                                   -----------        -----------
Current Assets
     Cash and cash equivalents                                                     $   618,335        $ 1,087,440
     Accounts and notes receivable, net of allowance of $42,712 and $51,606,         1,016,612            900,061
             respectively
     Inventory                                                                         604,522            457,409
     Prepaid expenses and other                                                        180,744             70,315
                                                                                   -----------        -----------
         Total Current Assets                                                        2,420,213          2,515,225
                                                                                   -----------        -----------
Communications equipment and related assets, net                                     4,313,910          5,475,081
Notes receivable                                                                        54,340                 --
Other assets, net of amortization                                                    1,039,402            607,999
                                                                                   -----------        -----------
                                                                                   $ 7,827,865        $ 8,598,305
                                                                                   ===========        ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                              $   547,995        $   446,525
     Accrued expenses                                                                  774,055            690,718
     Deferred revenue                                                                1,213,701          1,586,625
     Current maturities of notes payable                                               203,599            185,785
     Current maturities of notes payable to stockholders                                    --          1,179,046
                                                                                   -----------        -----------
         Total Current Liabilities                                                   2,739,350          4,088,699
                                                                                   -----------        -----------
Long Term Liabilities
     Notes payable                                                                      69,942            151,166
     Note payable to stockholder                                                            --          1,620,535
                                                                                   -----------        -----------
         Total Long Term Liabilities                                                    69,942          1,771,701
                                                                                   -----------        -----------
Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized,
            6,103,412 shares issued and outstanding                                     61,034             61,034
     Additional paid-in capital                                                      5,166,184          5,166,184
     Accumulated deficit                                                              (208,645)        (2,489,313)
                                                                                   -----------        -----------
Total Stockholders' Equity                                                           5,018,573          2,737,905
                                                                                   -----------        -----------
                                                                                   $ 7,827,865        $ 8,598,305
                                                                                   ===========        ===========

See accompanying notes to financial statements

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 1997 and 1996


                                                                                   1997               1996
                                                                              ------------        -----------
Revenues                                                                      $ 10,521,740        $ 7,136,582
                                                                              ------------        -----------
Operating Expenses:

     Cost of Sales                                                               4,848,029          5,226,733

     Provision for doubtful accounts                                               116,500            117,000

     Depreciation and amortization                                                 898,570            799,870

     General and administrative expenses                                         1,979,255          2,270,984
                                                                              ------------        -----------
         Total Operating Expenses                                                7,842,354          8,414,587
                                                                              ------------        -----------
         Operating Income (Loss)                                                 2,679,386         (1,278,005)
                                                                              ------------        -----------
Other income (expenses):
     Net loss on disposal of fixed assets                                         (334,181)           (78,230)
     Interest income                                                                23,515             18,774
     Interest expense                                                              (84,152)          (281,503)
                                                                              ------------        -----------
Income (Loss) before income taxes                                                2,284,568         (1,618,964)

Income taxes                                                                         3,900                 --
                                                                              ------------        -----------
Net income (loss)                                                             $  2,280,668        ($1,618,964)
                                                                              ============        ===========
Weighted average common shares outstanding                                       6,103,412          5,084,146
                                                                              ============        ===========
Net income (loss) per common share                                            $       0.37        ($     0.32)
                                                                              ============        ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1997 and 1996



                                     COMMON                                                                        TOTAL
                                     STOCK         COMMON   COMMON STOCK     ADDITIONAL       ACCUMULATED      STOCKHOLDERS'
                                     SHARES        STOCK     SUBSCRIBED   PAID-IN CAPITAL       DEFICIT           EQUITY
                                   ---------      -------   ------------  ---------------     -----------      -------------
Balance at December 31, 1995       4,695,085      $46,951      $  385      $ 3,436,692       $  (870,349)      $ 2,613,679
                                   =========      =======      ======      ===========       ===========       ===========
Conversion of Common stock
subscribed to Common stock            38,477          385        (385)              --                --                --
Issuance of Common stock             769,850        7,698          --        1,735,492                --         1,743,190
Conversion of Common stock
warrants to Common Stock             600,000        6,000          --           (6,000)               --                --
Net loss for 1996                         --           --          --               --        (1,618,964)       (1,618,964)
                                   ---------      -------      ------      -----------       -----------       -----------
Balance at December 31, 1996       6,103,412      $61,034      $   --      $ 5,166,184       ($2,489,313)      $ 2,737,905
                                   =========      =======      ======      ===========       ===========       ===========
Net income for 1997                       --           --          --               --         2,280,668         2,280,668
                                   ---------      -------      ------      -----------       -----------       -----------
Balance at December 31, 1997       6,103,412      $61,034      $   --      $ 5,166,184       $  (208,645)      $ 5,018,573
                                   =========      =======      ======      ===========       ===========       ===========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1997 and 1996



                                                                                1997             1996
                                                                            -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                     $ 2,280,668      ($1,618,964)
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
         Depreciation and amortization                                          898,570          799,870
         Bad debt expense                                                       116,500          117,000
         Loss on disposal/sale of fixed assets                                  334,181           78,230
         Changes in assets and liabilities:
              Accounts receivable                                              (233,051)         (27,441)
              Inventory                                                        (147,113)        (215,336)
              Prepaid expenses                                                 (110,429)          84,876
              Notes receivable                                                   30,660               --
              Other assets,  net of accumulated amortization                   (504,868)        (374,345)
              Accounts payable                                                  101,469         (226,870)
              Accrued expenses                                                   83,337          265,321
              Deferred revenue                                                 (372,924)        (122,544)
                                                                            -----------      -----------
                  Net cash provided by (used in) operating activities         2,477,000       (1,240,203)
                                                                            -----------      -----------
Cash flows from investing activities:
     Additions to property and equipment                                       (480,209)        (375,497)
     Proceeds from sale of fixed assets                                         461,168          132,473
                                                                            -----------      -----------
                  Net cash used in investing activities                         (19,041)         (243,024)
                                                                            -----------      -----------
Cash flows from financing activities:
     Proceeds from sale of stock                                                     --        1,743,190
     Proceeds from issuance of subscribed stock                                      --           51,944
     Proceeds from issuance of notes payable                                    590,399               --
     Repayment of notes payable                                              (3,517,463)        (396,921)
                                                                            -----------      -----------
                  Net cash provided by (used in) financing  activities       (2,927,064)       1,398,213
                                                                            -----------      -----------
Net decrease in cash and cash equivalents                                      (469,105)         (85,014)
Cash and cash equivalents at beginning of year                                1,087,440        1,172,454
                                                                            -----------      -----------
Cash and cash equivalents at end of year                                    $   618,335      $ 1,087,440
                                                                            ===========      ===========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
              Interest                                                      $    87,997      $   186,709
                                                                            ===========      ===========



See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


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

     (d) Inventory

              The Company's inventory consists primarily of two-way radios, parts and accessories. The Company uses the average cost method of accounting for inventory. The balance recorded at December 31, 1997 and 1996 is the lower of average cost or market. The Company has also included $302,272 of costs for spectrum expected to be sold in 1998 in current inventory.

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

     (h) Accrued Expenses

              Accrued expenses consist primarily of accrued tower rents of $401,000 and $343,000 at December 31, 1997 and 1996, respectively, and accrued sales and state income taxes. Such costs are expensed in the period during which the related services are rendered.

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

     (k) Stock Option Plan

              On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (l) Revenue Recognition

              The standard industry billing cycle for radio dispatch service is generally for three, six and twelve month intervals. The Company defers amounts billed in advance and recognizes revenue as the related services are provided.


     (m) Earnings (Loss) Per Common Share

              The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which simplifies the standards for computing earnings per share
         (EPS) previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international earnings per share standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Diluted EPS accounts for exercisable stock options and warrants utilizing the treasury stock method. SFAS No. 128 was applied to December 31, 1996 calculations but resulted in no change to previously reported EPS.

              For the years ended December 31, 1997 and 1996, the weighted average number of common shares outstanding was 6,103,412 and 5,084,146, respectively. In calculating EPS for 1997, options to purchase 373,000 shares of common stock at exercise prices ranging from $1.25 to $3.00 and warrants to purchase 769,850 shares of common stock at CDN $5.00 per share were outstanding during 1997 but were not included in the computation of diluted EPS because the options' and warrants' exercise price was greater than the average market price of the common shares. In calculating EPS for 1996, potential dilutive securities were excluded due to their antidilutive effect, as the Company incurred a loss for the year.

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


(2)  Communication Equipment and Related Assets

              Communication equipment and related assets at December 31, 1997 and 1996 are composed of the following:

                                                        December 31, 1997
                                                        -----------------
                                                           Accumulated           Net
                                              Cost         depreciation        Balance
                                           ----------      ------------      ----------
Base station and related equipment         $5,348,799       $1,436,369       $3,912,430
Rental radio equipment                        427,848          251,234          176,614
Other furniture, data processing and
  communication equipment                     441,903          217,037          224,866
                                           ----------       ----------       ----------

                                           $6,218,550       $1,904,640       $4,313,910
                                           ----------       ----------       ----------


                                                       December 31, 1996
                                                       -----------------
                                                           Accumulated           Net
                                              Cost         depreciation        Balance
                                           ----------      ------------      ----------
Base station and related equipment         $6,114,049       $1,193,280       $4,920,769
Rental radio equipment                        439,534          158,187          281,347
Other furniture, data processing and
  communication equipment                     402,044          129,079          272,965
                                           ----------       ----------       ----------

                                           $6,955,627       $1,480,546       $5,475,081
                                           ----------       ----------       ----------

(3)  Notes Payable

              During the years ended December 31, 1997 and 1996, the Company incurred installment notes payable of $64,073 and $256,982, respectively, to finance certain communication equipment purchases. At December 31, 1997 and 1996, the total balance outstanding related to the installment notes payable was $138,920 and $322,161, respectively. The notes are payable in monthly installments and mature from 1997 to 2000. The notes bear interest at rates ranging from 10-1/2% to 12.75% per year and are secured by communications equipment.

              During 1995, the Company entered into a revolving note payable with a maximum credit line of $100,000, which was increased to $200,000 during 1997, bearing interest at 17.9% after 90 days. At December 31, 1997 and 1996, the outstanding balances on the credit line were $67,134 and $14,790, respectively. The credit line is being used to finance the acquisition of inventory and is repaid when inventory is sold or at the agreed upon date. Each advance is due 360 days from the date of funding.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(3)  Notes Payable, (continued)

              In 1994, Champion Communications Company (CCC) advanced the Company $3,177,506 for the acquisition of base stations and the related customers. On November 15, 1995, $377,925 of the note and $162,075 of accrued interest payable was converted to 400,000 shares of common stock at $1.35 per share. The remaining balance of $2,799,581 was paid on March 17, 1997. The note bore interest at a prime rate, (8.25% at December 31, 1997), and was secured by the Company's communications equipment and spectrum. CCC is a Subchapter S corporation, wholly owned by Albert F. Richmond, Chief Executive Officer and a founding stockholder of the Company.

              The combined aggregate maturities of the installment notes payable for each of the five years following December 31, 1997 are as follows:


                1998                          203,599
                1999                           62,074
                2000                            6,279
                2001                               --
                                             --------

                                             $271,952
                                             ========

(4)  Income Taxes

              During 1997, the Company recorded state income taxes of $3,900. For the years ended December 31, 1997 and 1996, the Company's effective income tax rate differed from the statutory tax rate as follows:

                                              1997                1996
                                              ----                ----
Statutory tax rate                              34%                (34)%
Non-deductible expenses                          2                  --
Change in valuation allowance                  (36)                 34
                                            ------              ------

Effective tax rate                              --%                 --%
                                            ------              ------

              As of December 31, 1997 and 1996, deferred tax assets and liabilities were as follows:

                                                  1997                     1996
                                                  ----                     ----
Communications equipment                        $865,468               $  590,781
                                                --------               ----------
   Total deferred tax liabilities                865,468                  590,781
                                                --------               ----------

Net operating loss carryforward                  878,295                1,423,573
Allowance for doubtful accounts                   14,522                   17,546
                                                --------               ----------
   Total deferred tax assets                     892,817                1,441,119
                                                --------               ----------

Valuation allowance                             ( 27,349)                (850,338)
                                                --------               ----------

Net deferred tax assets                         $     --               $       --
                                                ========               ==========

              In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded. The valuation allowance decreased $822,989 and increased $558,191 during the years ended December 31, 1997 and 1996, respectively.

              The December 31, 1997 net operating loss carryforward of approximately $2,583,000 will be available to offset future taxable income and expires in 2009 through 2011.


(5)  Related Party Transactions

              During 1997 the Company exercised its option to purchase an 800 MHz trunking license belonging to CCC for approximately $113,000. The Company also retired its note payable to CCC in March 1997 (see note 3).


(6)  Stockholders' Equity

              On September 25, 1996, the Company sold 619,350 shares of common stock in a Canadian initial public offering at $2.73 (CDN $3.70) per share. In connection with the initial public offering, an additional 150,500 shares of common stock were sold at $2.73 per share to 41 investors by the Company.

              In conjunction with the 769,850 common shares issued on September 25, 1996, each unit sold included one common share purchase warrant. The warrants were exercisable at CDN $5.00 per share any time before March 25, 1998; however, the expiration date has been extended by the Company to June 30, 1998. The Company has the right to accelerate conversion of the warrants if the average price for the common stock is at least CDN $5.50 for ten consecutive days.

              The Company granted options to the underwriting agent of the Canadian initial public offering to purchase 50,000 common shares for a period of eighteen months from the completion of the public offering at CDN $3.70 per share.

              Upon the completion of the initial public offering, a third party was granted options, in conjunction with the special warrant offering, to purchase 60,000 common shares during the period of three years from September 25, 1996 at a price of CDN $3.70 per share.

              Of the 6,103,412 issued and outstanding shares of common stock at December 31, 1997, 3,110,400 shares owned by the chief executive officer and president were placed in escrow with Equity Transfer Services, Inc., in connection with the Company's initial public offering in Canada. Thirty percent of the securities were released from escrow in 1997, and the remaining are to be released as follows: 20% on each of July 31, 1998, and July 31, 1999; and 30% on July 31, 2000.

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

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(7)      Stock Options

              In 1996, the Company adopted the "1996 Incentive Plan" (the Plan) to provide incentive options, nonstatutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees vest and become fully exercisable after a range of two to six years from the date of grant. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 1997 and 1996, there were 237,000 and 379,000 additional shares, respectively, available for grant under the Plan.

              During 1997 and 1996, the Company granted options to purchase 165,000 and 197,000 shares of common stock, respectively, to employees and non-employee directors of the Company. The per share weighted-average value of stock options granted during 1997 and 1996 was $1.91 and $0.55, respectively, on the date of grant, using the Black Scholes model with the following assumptions: weighted-average risk-free interest rate of 6.7% and 5.6%, respectively, weighted-average expected life of nine and seven years, respectively, weighted-average expected volatility of 51.96% and 7.82%, respectively, and no expected dividend yield.

              The Company applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                         1997                        1996
                                    -------------               -------------
Net income (loss)
     As reported                    $   2,280,668               $  (1,618,964)
     Pro forma                      $   2,222,952               $  (1,677,830)

Income (Loss) per share
     As reported                    $         .37               $        (.32)
     Pro forma                      $         .36               $        (.33)


              At December 31, 1997 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.25 - $3.00 and 6.5 years, respectively. Stock option activity during the periods indicated was as follows:


                                           Number of         Weighted-average
                                            Shares            exercise price
                                           ---------         ----------------
Balance at December 31, 1995                    -0-                  -0-
     Granted                                197,000                $2.28
     Forfeited                              (76,000)               $2.00
                                           --------                -----
Balance at December 31, 1996                121,000                $2.37
     Granted                                165,000                $2.22
     Forfeited                              (23,000)               $2.16
                                           --------                -----

Balance at December 1997                    263,000                $2.32
                                           ========                =====


              At December 31, 1997 and 1996, the number of options exercisable was 26,000 and 23,000 respectively and the weighted-average exercise price of these options was $2.59 and $2.62 respectively per share.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



(8)  401(k) Plan

              In January 1996, the Company adopted a 401(k) Plan (the "401(k) Plan") under which all employees of the Company who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. The Company may, in its discretion, make matching contributions to the extent it deems appropriate. No such matching contributions were made in 1997 or 1996.


(9)  Statement of Cash Flows

              During 1997 and 1996, the Company acquired communications equipment in exchange for the incurrence of $64,073 and $256,982 of debt, respectively (see note 3). In addition, the Company acquired resale communications equipment in exchange for the incurrence of $286,990 and $213,120 of debt in 1997 and 1996, respectively (see note 3). During 1997, the Company received an $85,000 note receivable for the sale of certain communications equipment.


(10) Commitments and Contingencies

              At December 31, 1997 the Company has commitments under noncancellable operating lease agreements primarily for the rental of office space. Future minimum rental payments due under the lease are:

                 1998                    106,119
                 1999                     66,382
                                        --------

                                        $172,501
                                        ========

              During the year ended December 31, 1997 and 1996, the Company incurred $99,153 and $103,995 in rental expense, respectively.


(11) Major Suppliers

              The Company has entered into dealer agreements with two principal communication equipment suppliers. Both dealer agreements may be terminated at any time by the suppliers or the Company without cost. Termination of either of these agreements would have a materially adverse effect on the Company.

                                 EXHIBIT INDEX

11.1      Statement regarding computation of per share earnings.

27.1      Financial Data Schedule.