Form 10QSB
period 1998-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 1998-05-15
CIK 1028921

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the Quarter Ended March 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _______________ to __________________

Commission File Number 000-29032


                     CHAMPION COMMUNICATION SERVICES, INC.
       (Exact name of small business issuer as specified in its charter)


         DELAWARE                                       76-0448005
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


1610 WOODSTEAD COURT
         SUITE 330
 THE WOODLANDS, TEXAS                                     77380
(Address of Principal Executive Offices)               (Zip Code)


                                 (281) 362-0144
               (Issuer's Telephone Number, including area code.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

As of April 30, 1998, there were 6,119,712 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

                     CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB



                                                                                                    Page
PART I.  FINANCIAL INFORMATION

         Item 1.         Financial Statements (Unaudited)
                 Balance Sheets -
                 March 31, 1998 and December 31, 1997..........................................      1

                 Statements of Operations -
                 Three Months Ended March 31, 1998 and 1997 and
                 Year Ended December 31, 1997..................................................      2

                 Statements of Cash Flows -
                 Three Months Ended March 31, 1998 and 1997 and
                 Year Ended December 31, 1997..................................................      3

                 Statement of Stockholders' Equity -
                 Three Months Ended March 31, 1998 and
                 Years Ended December 31, 1997 and 1996........................................      4

                 Notes to Interim Financials Statements........................................      5

                 Earnings Per Share Computations -
                 Three Months Ended March 31, 1998 and
                 Year Ended December 31, 1997..................................................      6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of operations.................................      7

SIGNATURE......................................................................................      9

                     CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997




        ASSETS                                                            March 31,              December 31,
                                                                            1998                     1997
                                                                         -----------             ------------
                                                                          Unaudited
Current Assets
   Cash and cash equivalents                                              $  168,861              $  618,335
   Accounts and notes receivable, net of allowance of $60,190
        at March 31, 1998 and $42,712 at December 31, 1997                 1,005,600               1,016,612
   Inventory                                                                 567,635                 604,522
Prepaid expenses and other                                                   202,577                 180,744
                                                                          ----------              ----------

        Total Current Assets                                               1,944,673               2,420,213
                                                                          ----------              ----------

Communications equipment and related assets, net                           4,221,857               4,313,910

Notes receivable                                                              48,989                  54,340

Other assets, net of amortization                                          1,439,041               1,039,402
                                                                          ----------              ----------

                                                                          $7,654,560              $7,827,865
                                                                          ==========              ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                       $  591,340              $  547,995
   Accrued expenses                                                        1,000,883                 774,055
   Deferred revenue                                                          822,158               1,213,701
   Current maturities of notes payable                                       257,238                 203,599
                                                                          ----------              ----------

        Total Current Liabilities                                          2,671,619               2,739,350
                                                                          ----------              ----------

Long Term Liabilities
   Notes payable                                                             103,224                  68,353
   Customer deposits                                                           1,589                   1,589
                                                                          ----------              ----------

        Total Long Term Liabilities                                          104,813                  69,942
                                                                          ----------              ----------
Stockholders' Equity
    Common stock, $0.01 par value, 20,000,000 shares authorized,
        6,119,712 shares issued and outstanding at March 31, 1998
        and 6,103,412 shares issued and outstanding at December 31, 1997      61,197                  61,034
   Additional paid-in capital                                              5,179,265               5,166,184
   Accumulated earnings (deficit)                                           (362,334)               (208,645)
                                                                          ----------              ----------

Total Stockholders' Equity                                                 4,878,128               5,018,573
                                                                          ----------              ----------

                                                                          $7,654,560              $7,827,865
                                                                          ==========              ==========


See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
             For the three months ended March 31, 1998 and 1997 and
                        the year ended December 31, 1997



                                                                       March 31,              December 31,
                                                              1998                 1997           1997
                                                            -----------------------------      -----------
                                                                     Unaudited
Revenues                                                    $1,833,575         $5,195,027      $10,521,740
                                                        --------------       ------------     ------------

Costs and expenses:
   Cost of sales                                             1,143,362          1,578,279        4,848,029
   Provision for doubtful accounts                              18,000             33,000          116,500
   Depreciation and amortization                               207,778            219,822          898,570
   General and administrative expenses                         641,345            628,933        1,979,255
                                                        --------------       ------------     ------------

      Total Operating Expenses                               2,010,485          2,460,034        7,842,354
                                                        --------------       ------------     ------------

      Operating Income (Loss)                                 (176,910)         2,734,993        2,679,386
                                                        --------------       ------------     ------------

Other income (expenses):
   Net gain (loss) on disposal of fixed assets                  29,457           (189,730)        (334,181)
   Interest income                                               3,989              9,702           23,515
   Interest expense                                            ( 8,800)           (61,671)         (84,152)
                                                        --------------       ------------     ------------
Income (Loss) before income taxes                             (152,264)         2,493,294        2,284,568
Income taxes                                                     1,425           -                   3,900
                                                        --------------       ------------     ------------

Net income (loss)                                          ($  153,689)        $2,493,294       $2,280,668
                                                       ===============       ============     ============

Weighted average common shares and common stock
   equivalents outstanding                                   6,104,318          6,103,412        6,103,412
                                                       ===============       ============     ============

Net income (loss) per common share                     ($         0.03)      $       0.41     $       0.37
                                                       ===============       ============     ============


See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                      and the year ended December 31, 1997


                                                                        March 31,               December 31,
                                                                 1998              1997             1997
                                                           --------------------------------   ----------------
                                                                        Unaudited
Cash flows from operating activities:
      Net income (loss)                                         ($153,689)      $2,493,294       $2,280,668

Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Depreciation and amortization                                  207,778          219,822          898,570
   Bad debt expense                                                18,000           33,000          116,500
   Loss (gain) on disposal/sale of fixed assets                   (29,457)         189,730          334,181
   Change in assets and liabilities:
        Accounts receivable                                        (6,466)         362,924         (233,051)
        Inventory                                                  36,887          242,458         (147,113)
        Prepaid expenses and other                                (21,833)         (14,698)        (110,429)
        Notes receivable                                            5,351                -           30,660
        Accounts payable                                           43,345           43,148          101,469
        Accrued expenses                                          226,828          133,267           83,337
        Deferred revenue                                         (391,543)        (559,095)        (372,924)
                                                             ------------       ----------     ------------

          Net cash provided by (used in) operating activities     (64,799)       3,143,850        2,981,868
                                                             ------------       ----------     ------------

Cash flows from investing activities:
   Additions to property and equipment                           (233,750)        (255,238)        (480,209)
   Other assets, net of amortization                             (399,639)         (42,928)        (504,868)
   Proceeds from sale of fixed assets                             237,125           70,616          461,168
                                                             ------------       ----------     ------------
          Net cash provided by (used in) investing activities    (396,264)        (227,550)        (523,909)
                                                             ------------       ----------     ------------
Cash flows from financing activities:
   Proceeds from other borrowings                                 133,944          -                590,399
   Repayment of notes payable                                    (122,355)      (2,864,234)      (3,517,463)
                                                             ------------       ----------     ------------

          Net cash provided by (used in) financing activities      11,589       (2,864,234)      (2,927,064)
                                                             ------------       ----------     ------------

Net increase (decrease) in cash and cash equivalents             (449,474)          52,066         (469,105)

Cash and cash equivalents at beginning of period                  618,335        1,087,440        1,087,440
                                                             ------------       ----------     ------------

Cash and cash equivalents at end of period                   $    168,861       $1,139,506     $    618,335
                                                             ============       ==========     ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:

   Interest                                                  $      8,800       $   87,710     $     87,997
                                                             ============       ==========     ============


See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the three months ended March 31, 1998 and
                 For the years ended December 31, 1997 and 1996


                                             Common                     Common      Additional    Accumulated         Total
                                             stock          Common      stock        paid-in       earnings        Stockholders'
                                             shares         stock     subscribed     capital       (deficit)          Equity
                                         -----------    -----------  -----------   -----------   -----------      -----------
Balance at December 31, 1995               4,695,085     $   46,951   $      385    $3,436,692   ($  870,349)      $2,613,679
                                         -----------    -----------  -----------   -----------   -----------       ----------
Conversion of Common stock
   subscribed to Common stock                 38,477            385         (385)            -             -                -

Issuance of Common stock                     769,850          7,698            -     1,735,492             -        1,743,190

Conversion of Common stock warrants          600,000          6,000            -        (6,000)            -                -

Net loss for 1996                                  -              -            -             -    (1,618,964)      (1,618,964)
                                         -----------    -----------  -----------    ----------   -----------       ----------

Balance at December 31, 1996               6,103,412    $    61,034     $      -    $5,166,184   ($2,489,313)      $2,737,905
                                         ===========    ===========   ==========    ==========   ===========       ==========

Net income for 1997                                -              -            -             -     2,280,668        2,280,668
                                         -----------    -----------  -----------    ----------   -----------       ----------

Balance at December 31, 1997               6,103,412    $    61,034     $      -    $5,166,184   ($  208,645)      $5,018,573
                                         ===========    ===========   ==========    ==========   ===========       ==========

Issuance of Common stock                      16,300            163            -        13,081             -           13,244

Net loss for 1998                                  -              -            -             -      (153,689)        (153,689)
                                         -----------    -----------  -----------    ----------   -----------       ----------

Balance at March 31, 1998                  6,119,712    $    61,197     $      -    $5,179,265   ($  362,334)      $4,878,128
                                         ===========    ===========   ==========    ==========   ===========       ==========


See accompanying notes to financial statements.

                     CHAMPION COMMUNICATION SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and
regulations.   The financial statements for the three months ended March 31,
1998 and 1997 are unaudited and, in the opinion of management, reflect all adjustments which, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended
December 31, 1997.

      The differences between accounting principles generally accepted in the United States and Canada would not have a material impact on the accompanying financial statements.


2.    Acquisitions

      The Company acquired twenty-two (22) exclusive UHF frequencies located in Phoenix and Tucson, Arizona, in March 1998.

                     CHAMPION COMMUNICATION SERVICES, INC.
                        EARNINGS PER SHARE COMPUTATIONS
             For the three months ended March 31, 1998 and 1997 and
                      For the year ended December 31, 1997




                                                                              March 31,                 December 31,
                                                                       1998              1997               1997
                                                                    ----------------------------     ------------------
                                                                              Unaudited
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                        ($ 153,689)        $2,493,294        $2,280,668
                                                                    ----------         ----------        ----------

Shares used in earnings per share computations                       6,104,318          6,103,412         6,103,412

Net income (loss) per weighted average common share                 ($    0.03)        $     0.41        $     0.37
                                                                    ==========         ==========        ==========


DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                       ($  153,689)        $2,493,294        $2,280,668
                                                                   -----------         ----------        ----------

Shares used in earnings per share computation                        6,104,318          6,103,412         6,103,412

Net income (loss) per weighted average common share                ($     0.03)        $     0.41       $      0.37
                                                                   ===========         ==========       ===========



                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                              COMPUTATIONS - BASIC

Outstanding common shares at beginning of period                      6,103,412         6,103,412        6,103,412
Weighted average common shares issued during period                         906                 -                -
                                                                    -----------        ----------       ----------
Weighted average common shares used in earnings
   per share computation                                              6,104,318         6,103,412        6,103,412
                                                                    ===========        ==========       ==========


                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                             COMPUTATIONS - DILUTED

Outstanding common shares at beginning of period                      6,103,412         6,103,412        6,103,412
Weighted average common shares issued during period                         906             -                -
                                                                    -----------       -----------      -----------

Weighted average common shares used in earnings
   per share computation                                              6,104,318         6,103,412        6,103,412
                                                                      =========        ==========       ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended March 31, 1998 and 1997

      Revenues for the quarter ended March 31, 1998 were $1,834,000 compared with $5,195,000 for the quarter ended March 31, 1997. The first quarter 1998 reflects spectrum sales of $200,000, or $3,360,000 less than the $3,560,000 recorded in the same quarter 1997. Dispatch revenues increased $10,000 to $1,282,000 for the quarter ended March 31, 1998 from $1,272,000 in the same quarter 1997. This increase reflects the successful implementation of trunking offset by the reduction of revenues due to sales of non-strategic sites. Equipment sales, service and rental revenues were down $10,000 for the first quarter 1998 as compared with first quarter 1997.

      Costs and expenses decreased $450,000 for the first quarter ended March 31, 1998 as compared with the first quarter ended March 31, 1997. The cost of spectrum sales was $92,000 for the first quarter 1998 as compared with $425,000 for the same period in 1997, a reduction of $333,000. The cost of dispatch revenue was down $75,000 for the quarter ended March 31, 1998 from the quarter ended March 31, 1997, due in large part to the sales and removal of non-strategic repeaters. The costs of equipment sales, service and rental were reduced $28,000 or 12% from $242,000 for the first quarter 1997 to $214,000 for the first quarter 1998.

      Depreciation and amortization for the quarter ended March 31, 1998 was $208,000, a decrease of $12,000 or 5% from $220,000 reported for the quarter ended March 31, 1997, due to the disposition of various non strategic repeater sites netted with new construction and acquisition of licenses.

      General and administrative expenses were up $12,000 to $641,000 from $629,000. This increase is primarily attributable to establishing a regional office in the Dallas/Ft. Worth area.

      Interest expense was $9,000 for the quarter ended March 31, 1998, compared with $62,000 for the same quarter 1997 due to the repayment of debt at the end of the first quarter 1997. The Company reported a gain on the sale and disposal of assets in the amount of $29,000 for the first quarter 1998 as compared with a loss of $190,000 for the first quarter 1997. The first quarter loss in 1997 reflected the removal of uneconomical assets as compared with the successful sales of various sites in 1998 to offset those removals.

      The net loss for the quarter ended March 31, 1998 was $154,000 as compared with net income of $2,493,000 for the first quarter ended March 31, 1997. Management anticipates that revenue derived from the sales spectrum will increase during the third and fourth quarters of 1998. However, there can be no assurance of this forward looking statement, and factors which could limit the Company's ability to achieve such results include the Company's ability to acquire spectrum on favorable terms, the demand for Spectrum, regulations and competitive issues, and the Company's ability to negotiate sales of Spectrum on favorable terms.

Financial Condition and Liquidity

      The Company had $169,000 in cash and cash equivalents at March 31, 1998 as compared with $618,000 at December 31, 1997. The working capital of the Company at March 31, 1998 was a negative $727,000 as compared with a negative $319,000 at December 31, 1997. The decrease is attributable to capital expenditures to construct sites and the acquisition of twenty-two frequencies in Arizona.

      Cash flows from operating activities were a negative $65,000 and a positive $3,144,000 for the quarters ended March 31, 1998 and 1997, respectively due to the sale of Spectrum in the first quarter 1997.

      The Company is seeking additional funding for expansion through long-term senior debt and equity or mezzanine financing in the third quarter 1998, however, there can be no assurance of the Company's ability to obtain any such financing on acceptable terms.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                      CHAMPION COMMUNICATION SERVICES, INC.



                                      By: /s/ PAMELA R. COOPER
                                         --------------------------------------
                                         Pamela R. Cooper
                                         Chief Financial Officer,
                                         Treasurer and Controller




Date:  5-15-98
     ----------------------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
  27                              Financial Data Schedule