Form 10QSB
period 1998-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 1998-08-06
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{X}  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                  of 1934 for the Quarter Ended June 30, 1998

           {   } Transition Report Under Section 13 or 15(d) of the
                 Exchange Act for the transition period from         to
                                                             -------    -------

Commission File Number 000-29032
                       ---------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 6, 1998, there were 6,119,712 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB


                                                                                                Page
                                                                                                ----
PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements (Unaudited)

                  Balance Sheets -
                  June 30, 1998 and December 31, 1997 ...............................     1

                  Statements of Operations -
                  Three Months and Six Months Ended June 30, 1998 and 1997 ..........     2

                  Statements of Cash Flows -
                  Three Months and Six Months Ended June 30, 1998 and 1997 ..........     3

                  Statements of Stockholders' Equity -
                  Six Months Ended June 30, 1998  and
                  Years Ended December 31, 1997 and 1996 ............................     4

                  Notes to Interim Financials Statements ............................     5

                  Earnings Per Share Computations -
                  Three Months and Six Months Ended June 30, 1998 and 1997 ..........     6

         Item 2          Management's Discussion and Analysis of
                         Financial Condition and Results of Operations ..............     7

SIGNATURE ...........................................................................    10

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997



         ASSETS                                                                       June 30,      December 31,
                                                                                        1998            1997
                                                                                    -----------     -----------
                                                                                     Unaudited
Current Assets
    Cash and cash equivalents                                                       $   137,535     $   618,335
    Accounts and notes receivable, net of allowance of $78,250
         at June 30, 1998 and $42,712 at December 31, 1997                            1,043,311       1,016,612
    Inventory                                                                           538,792         604,522
    Prepaid expenses and other                                                          236,746         180,744
                                                                                    -----------     -----------

      Total Current Assets                                                            1,956,384       2,420,213
                                                                                    -----------     -----------

Communications equipment and related assets, net                                      4,315,458       4,313,910

Notes receivable                                                                         40,346          54,340

Other assets, net of amortization                                                     1,582,055       1,039,402
                                                                                    -----------     -----------

                                                                                    $ 7,894,243     $ 7,827,865
                                                                                    ===========     ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                                $   546,151     $   547,995
    Accrued expenses                                                                  1,080,634         774,055
    Deferred revenue                                                                    772,725       1,213,701
    Current maturities of notes payable                                                 220,195         203,599
                                                                                    -----------     -----------

      Total Current Liabilities                                                       2,619,705       2,739,350
                                                                                    -----------     -----------

Long Term Liabilities
    Notes payable                                                                       278,551          68,353
    Customer deposits                                                                     1,589           1,589
                                                                                    -----------     -----------

      Total Long Term Liabilities                                                       280,140          69,942
                                                                                    -----------     -----------

Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized, 6,119,712 shares issued and outstanding at June 30, 1998
         and 6,103,412 shares issued and outstanding at December 31, 1997                61,197          61,034
    Additional paid-in capital                                                        5,179,265       5,166,184
    Accumulated earnings (deficit)                                                     (246,064)       (208,645)
                                                                                    -----------     -----------

Total Stockholders' Equity                                                            4,994,398       5,018,573
                                                                                    -----------     -----------

                                                                                    $ 7,894,243     $ 7,827,865
                                                                                    ===========     ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
        For the three months and six months ended June 30, 1998 and 1997
                                    Unaudited

                                                               Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                             1998            1997            1998             1997
                                                          ---------------------------     ---------------------------


Revenues                                                  $ 2,340,402     $ 1,746,326     $ 4,173,977     $ 6,941,353
                                                          -----------     -----------     -----------     -----------

Operating expenses:
   Cost of sales                                            1,326,427       1,065,206       2,469,789       2,643,485
   Provision for doubtful accounts                             18,000          33,000          36,000          66,000
   Depreciation and amortization                              231,551         213,986         439,329         433,808
   General and administrative expenses                        636,999         489,364       1,278,344       1,118,297
                                                          -----------     -----------     -----------     -----------

      Total Operating Expenses                              2,212,977       1,801,556       4,223,462       4,261,590
                                                          -----------     -----------     -----------     -----------

      Operating Income (Loss)                                 127,425         (55,230)        (49,485)      2,679,763
                                                          -----------     -----------     -----------     -----------

Other income (expenses):
   Net gain (loss) on disposal of fixed assets                  2,335          (5,379)         31,792        (195,109)
   Interest income                                              1,570           7,750           5,559          17,452
   Interest expense                                           (10,060)         (7,725)        (18,860)        (69,396)
                                                          -----------     -----------     -----------     -----------

Income (Loss) before income taxes                             121,270         (60,584)        (30,994)      2,432,710
Income taxes                                                    5,000            --             6,425            --
                                                          -----------     -----------     -----------     -----------

Net income (loss)                                         $   116,270     $   (60,584)    $   (37,419)    $ 2,432,710
                                                          ===========     ===========     ===========     ===========

Weighted average common shares outstanding                  6,119,712       6,103,412       6,112,057       6,103,412
                                                          ===========     ===========     ===========     ===========

Net income (loss) per common share                        $      0.02     $     (0.01)    $     (0.01)    $      0.40
                                                          ===========     ===========     ===========     ===========



See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
        For the three months and six months ended June 30, 1998 and 1997
                                    Unaudited

                                                                          Three months ended              Six months ended
                                                                              June 30,                        June 30,
                                                                        1998            1997            1998             1997
                                                                     -----------     -----------     -----------     -----------
Cash flows from operating activities:
    Net income (loss)                                                $   116,270     $   (60,584)    $   (37,419)    $ 2,432,710

    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                      231,551         213,986         439,329         433,808
      Bad debt expense                                                    18,000          33,000          36,000          66,000
      Common stock issued for services                                    13,244            --            13,244            --
      Loss (gain) on disposal/sale of fixed assets                        (2,335)          5,379         (31,792)        195,109
      Change in assets and liabilities:
        Accounts receivable                                              (56,233)         32,901         (62,699)        395,825
        Inventory                                                         28,843          18,111          65,730         260,570
        Prepaid expenses and other                                       (34,169)        (35,836)        (56,002)        (50,534)
        Notes receivable                                                   8,643            --            13,994            --
        Accounts payable                                                 (45,189)        (85,225)         (1,844)        (42,078)
        Accrued expenses                                                  79,751         (45,773)        306,579          87,494
        Deferred revenue                                                 (49,433)       (108,664)       (440,976)       (667,759)
                                                                     -----------     -----------     -----------     -----------

          Net cash provided by (used in) operating
            activities                                                   308,943         (32,705)        244,144       3,111,145
                                                                     -----------     -----------     -----------     -----------

Cash flows from investing activities:
    Additions to property and equipment                                 (208,472)       (253,764)       (442,222)       (484,002)
    Other assets, net of amortization                                   (105,014)       (331,148)       (504,653)       (399,076)
    Proceeds from sale of fixed assets                                    11,500          26,000         248,625          96,616
                                                                     -----------     -----------     -----------     -----------

          Net cash provided by (used in) investing
            activities                                                  (301,986)       (558,912)       (698,250)       (786,462)
                                                                     -----------     -----------     -----------     -----------

Cash flows from financing activities:
    Proceeds from borrowings                                               7,532            --           141,476            --
    Repayment of notes payable                                           (45,815)        (90,340)       (168,170)     (2,954,574)
                                                                     -----------     -----------     -----------     -----------

          Net cash provided by (used in) financing
            activities                                                   (38,283)        (90,340)        (26,694)     (2,954,574)
                                                                     -----------     -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                     (31,326)       (681,957)       (480,800)       (629,891)

Cash and cash equivalents at beginning of period                         168,861       1,139,506         618,335       1,087,440
                                                                     -----------     -----------     -----------     -----------

Cash and cash equivalents at end of period                           $   137,535     $   457,549     $   137,535     $   457,549
                                                                     ===========     ===========     ===========     ===========


Supplemental disclosure of cash flow information:
     Cash paid during the period for:

    Interest                                                         $     1,260     $     7,001     $    10,060     $   155,349
                                                                     ===========     ===========     ===========     ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the six months ended June 30, 1998 and
                 For the years ended December 31, 1997 and 1996


                                                     Common                     Additional      Accumulated      Total
                                                     stock         Common         paid-in        earnings      Stockholders'
                                                     shares         stock         capital        (deficit)       Equity
                                                  -----------    -----------    -----------     -----------    -----------

Balance at December 31, 1996                        6,103,412    $    61,034    $ 5,166,184    $(2,489,313)    $ 2,737,905
                                                  ===========    ===========    ===========    ===========     ===========

Net income for 1997                                      --             --             --        2,280,668       2,280,668
                                                  -----------    -----------    -----------     -----------    -----------

Balance at December 31, 1997                        6,103,412    $    61,034    $ 5,166,184    $  (208,645)    $ 5,018,573
                                                  ===========    ===========    ===========    ===========     ===========

Issuance of Common stock                               16,300            163         13,081           --            13,244

Net loss for 1998                                        --             --             --          (37,419)        (37,419)
                                                  -----------    -----------    -----------     -----------    -----------

Balance at June 30, 1998 (unaudited)                6,119,712    $    61,197    $ 5,179,265    $  (246,064)    $ 4,994,398
                                                  ===========    ===========    ===========    ===========     ===========














See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months and six months ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 1997.

      The differences between accounting principles generally accepted in the United States and Canada would not have a material impact on the accompanying financial statements.

2.    Non-Cash Financing

      During the first six months ended June 30, 1998, repeaters were acquired in exchange for $136,000 of indebtedness to The Associates, Inc. Additional property, equipment, and other assets were acquired during the second quarter in exchange for $125,000 of indebtedness.

                      CHAMPION COMMUNICATION SERVICES, INC.
                         EARNINGS PER SHARE COMPUTATIONS
        For the three months and six months ended June 30, 1998 and 1997
                                    Unaudited


                                                                     Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                    1998          1997            1998            1997
                                                                 -------------------------     ---------------------------
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                     $  116,270    $   (60,584)    $   (37,419)    $ 2,432,710

Shares used in earnings per share computations                    6,119,712      6,103,412       6,112,057       6,103,412

Net income (loss) per weighted average common share              $     0.02    $     (0.01)    $     (0.01)    $      0.40
                                                                 ==========    ===========     ===========     ===========


DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                     $  116,270    $   (60,584)    $   (37,419)    $ 2,432,710

Shares used in earnings per share computation                     6,119,712      6,103,412       6,112,057       6,103,412

Net income (loss) per weighted average common share              $     0.02    $     (0.01)    $     (0.01)    $      0.40
                                                                 ==========    ===========     ===========     ===========



                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                              COMPUTATIONS - BASIC


Outstanding common shares at beginning of period                 6,119,712    6,103,412    6,103,412    6,103,412

Weighted average common shares issued during period                   --           --          8,645         --
                                                                 ---------    ---------    ---------    ---------

Weighted average common shares used in earnings
   per share computation                                         6,119,712    6,103,412    6,112,057    6,103,412
                                                                 =========    =========    =========    =========




                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                             COMPUTATIONS - DILUTED


Outstanding common shares at beginning of period                 6,119,712    6,103,412    6,103,412    6,103,412

Weighted average common shares issued during period                   --           --          8,645         --
                                                                 ---------    ---------    ---------    ---------

Weighted average common shares used in earnings
   per share computation                                         6,119,712    6,103,412    6,112,057    6,103,412
                                                                 =========    =========    =========    =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended June 30, 1998 and 1997

      Revenues for the quarter ended June 30, 1998 were $2,340,000 compared with $1,746,000 for the quarter ended June 30, 1997. The second quarter 1998 reflects spectrum sales of $400,000, or $230,000 more than recorded in the same quarter 1997. Dispatch revenues increased $140,000 to $1,389,000 for the quarter ended June 30, 1998 from $1,249,000 in the same quarter 1997. This increase reflects the successful implementation of trunking offset by the reduction of revenues due to sales of non-strategic sites. Equipment sales, service and rental revenues were up $224,000 for the second quarter 1998 as compared with second quarter 1997 due to establishing and acquiring sales and service centers in metro markets.

      Total operating expenses increased $411,000 for the second quarter ended June 30, 1998 as compared with the second quarter ended June 30, 1997. The cost of spectrum sales was $110,000 for the second quarter 1998 as compared with $6,000 for the same period in 1997, an increase of $104,000. The cost of dispatch revenue was up $49,000 for the quarter ended June 30, 1998 from the quarter ended June 30, 1997, due to newly installed systems. The costs of equipment sales, service and rental increased $107,000 or 50% from $214,000 for the second quarter 1997 to $321,000 for the second quarter 1998.

      Depreciation and amortization for the quarter ended June 30, 1998 was $232,000, an increase of $18,000 or 8% from $214,000 reported for the quarter ended June 30, 1997, due to the disposition of various non strategic repeater sites netted with new construction and acquisition of licenses.

      General and administrative expenses were up $148,000 to $637,000 from $489,000. This increase is primarily attributable to establishing regional offices in the Dallas/Ft. Worth, Chicago, San Jose, and Baltimore areas.

      The net income for the quarter ended June 30, 1998 was $116,000 as compared with a net loss of $61,000 for the quarter ended June 30, 1997. Management anticipates that revenue derived from the sale of spectrum will continue during the third and fourth quarters of 1998. However, there can be no assurance that such sales will continue, and factors which could limit the Company's ability to derive revenue from spectrum sales include the Company's inability to acquire spectrum on favorable terms, reduced demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales of spectrum on favorable terms.


Results of Operations - Six months ended June 30, 1998 and 1997

           Revenues for the six months ended June 30, 1998 were $4,174,000 compared with $6,941,000 for the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company recorded spectrum sales of $600,000, or $3,130,000 less than it recorded in the same period 1997.

Dispatch revenues increased $150,000 to $2,671,000 for the six months ended June 30, 1998 from $2,521,000 in the same period 1997. This increase reflects expansion of trunking in metro areas. Equipment sales, service and rental revenues were up $206,000 for the first half 1998 as compared with the first half 1997 due to establishing and acquiring sales and service in metro markets.

      Total operating expenses decreased $38,000 for the first six months ended June 30, 1998 as compared with the first six months ended June 30, 1997. The cost of spectrum sales was $202,000 for the first half 1998 as compared with $431,000 for the same period in 1997, a reduction of $229,000. The costs of equipment sales, service and rental increased $80,000 or 17% from $456,000 for the first half of 1997 to $536,000 for the same period 1998 due to new acquisitions.

      Depreciation and amortization for the six months ended June 30, 1998 was $439,000, a minimal increase of $5,000 from $434,000 reported for the six months ended June 30, 1997.

      General and administrative expenses were up $160,000 to $1,278,000 from $1,118,000. This increase is primarily attributable to establishing regional offices in the Dallas/Ft. Worth, Chicago, San Jose, and Baltimore areas.

      The net loss for the period ended June 30, 1998 was $37,000 as compared with net income of $2,433,000 for the period ended June 30, 1997 due to greater spectrum sales achieved in 1997. Management anticipates that revenue derived from the sale of spectrum will continue during the third and fourth quarters of 1998. However, there can be no assurance that spectrum sales will continue, and factors which could reduce the Company's ability to generate revenue through spectrum sales include the Company's inability to acquire spectrum on favorable terms, demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales of spectrum on favorable terms.


Financial Condition and Liquidity

      The Company had $137,000 in cash and cash equivalents at June 30, 1998 as compared with $618,000 at December 31, 1997. The working capital of the Company at June 30, 1998 was a negative $663,000 as compared with a negative $319,000 at December 31, 1997. The decrease is attributable to capital expenditures to construct sites and the acquisition of twenty-two frequencies in Arizona.

      Cash flows from operating activities were $296,000 and a negative $33,000 for the quarters ended June 30, 1998 and 1997, respectively, and $231,000 and $3,111,000 for the six months ended June 30, 1998 and 1997, respectively. The cash flows from operating activities in 1997 included the closing of several spectrum sales simultaneously.

      The Company is seeking additional funding for expansion through long-term senior debt and equity financing in the third quarter 1998; however, there can be no assurance of the Company's ability to obtain any such financing on acceptable terms.

Year 2000

      The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "98" for 1998) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. The Company has evaluated the impact of Year 2000 and believes that there is little business risk attributable to the Year 2000 issue.


Forward-Looking Information

      This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, and the effect of government regulations, and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                               CHAMPION COMMUNICATION SERVICES, INC.



                               By: /s/ PAMELA R. COOPER
                                   ---------------------------------------------
                                   Pamela R. Cooper
                                   Chief Financial Officer, Treasurer and
                                    Controller




Date: August 6, 1998

                               INDEX TO EXHIBITS

Exhibit
  No.               Description
-------             -----------
  27          Financial Data Schedule