Form 10QSB
period 1998-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 1998-11-16
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

                        Quarter Ended September 30, 1998

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act for the
     transition period from                     to
                           ---------------------  -------------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 16, 1998, there were 6,119,712 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB




                                                                                                       Page
                                                                                                       ----
PART I.         FINANCIAL INFORMATION

         Item 1.         Financial Statements (Unaudited)

                Balance Sheets -
                September 30, 1998 and December 31, 1997..........................................      1

                Statements of Operations -
                Three Months and Nine Months Ended September 30, 1998 and 1997..                        2

                Statements of Cash Flows -
                Three Months and Nine Months Ended September 30, 1998 and 1997..                        3

                Statements of Stockholders' Equity -
                Nine Months Ended September 30, 1998  and
                Years Ended December 31, 1997 and 1996.............................................     4

                Notes to Interim Financials Statements.............................................     5

                Earnings Per Share Computations -
                Three Months and Nine Months Ended September 30, 1998 and 1997.....................     6

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.............................     7

SIGNATURE..........................................................................................    11

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997



         ASSETS                                                                      September 30,      December 31,
                                                                                         1998               1997
                                                                                     -------------      -------------
                                                                                       Unaudited
Current Assets
    Cash and cash equivalents                                                        $     146,474      $     618,335
    Accounts and notes receivable, net of allowance of $96,595
         at September 30, 1998 and $42,712 at December 31, 1997                            730,540          1,016,612
    Inventory                                                                              450,566            604,522
    Prepaid expenses and other                                                             208,205            180,744
                                                                                     -------------      -------------

      Total Current Assets                                                               1,535,785          2,420,213
                                                                                     -------------      -------------

Communications equipment and related assets, net                                         4,342,056          4,313,910

Notes receivable                                                                            33,124             54,340

Other assets, net of amortization                                                        1,664,328          1,039,402
                                                                                     -------------      -------------

                                                                                     $   7,575,293      $   7,827,865
                                                                                     =============      =============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                                 $     510,615      $     547,995
    Accrued expenses                                                                       838,074            774,055
    Deferred revenue                                                                       494,527          1,213,701
    Current maturities of notes payable                                                    321,486            203,599
                                                                                     -------------      -------------

      Total Current Liabilities                                                          2,164,702          2,739,350
                                                                                     -------------      -------------

Long Term Liabilities
    Notes payable                                                                          310,623             68,353
    Customer deposits                                                                        1,589              1,589
                                                                                     -------------      -------------

      Total Long Term Liabilities                                                          312,212             69,942
                                                                                     -------------      -------------

Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized,
         6,119,712 shares issued and outstanding at September 30, 1998
         and 6,103,412 shares issued and outstanding at December 31, 1997                   61,197             61,034
    Additional paid-in capital                                                           5,179,265          5,166,184
    Accumulated earnings (deficit)                                                        (142,083)          (208,645)
                                                                                     -------------      -------------

Total Stockholders' Equity                                                               5,098,379          5,018,573
                                                                                     -------------      -------------

                                                                                     $   7,575,293      $   7,827,865
                                                                                     =============      =============

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
     For the three months and nine months ended September 30, 1998 and 1997
                                    Unaudited




                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                       1998             1997             1998             1997
                                                   -----------      -----------      -----------      -----------
Revenues                                           $ 2,286,730      $ 1,705,070      $ 6,460,707      $ 8,646,423
                                                   -----------      -----------      -----------      -----------
Operating expenses:
   Cost of sales                                     1,219,632        1,172,938        3,689,421        3,816,423
   Provision for doubtful accounts                      18,000           29,500           54,000           95,500
   Depreciation and amortization                       232,794          229,655          672,123          663,463
   General and administrative expenses                 672,416          411,717        1,950,760        1,530,014
                                                   -----------      -----------      -----------      -----------

      Total Operating Expenses                       2,142,842        1,843,810        6,366,304        6,105,400
                                                   -----------      -----------      -----------      -----------

      Operating Income (Loss)                          143,888         (138,740)          94,403        2,541,023
                                                   -----------      -----------      -----------      -----------

Other income (expenses):
   Net gain (loss) on disposal of fixed assets          23,746          (15,072)          55,538         (210,181)
   Interest income                                       4,370            1,954            9,929           19,406
   Interest expense                                    (12,333)          (6,589)         (31,193)         (75,985)
                                                   -----------      -----------      -----------      -----------

Income (Loss) before income taxes                      159,671         (158,447)         128,677        2,274,263
Income taxes                                            55,690               --           62,115               --
                                                   -----------      -----------      -----------      -----------

Net income (loss)                                  $   103,981      $  (158,447)     $    66,562      $ 2,274,263
                                                   ===========      ===========      ===========      ===========

Weighted average common shares outstanding           6,119,712        6,103,412        6,114,637        6,103,412
                                                   ===========      ===========      ===========      ===========

Net income (loss) per common share                 $      0.02      $     (0.03)     $      0.01      $      0.37
                                                   ===========      ===========      ===========      ===========














See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
     For the three months and nine months ended September 30, 1998 and 1997
                                    Unaudited




                                                                   Three months ended                 Nine months ended
                                                                      September 30,                      September 30,
                                                                  1998             1997             1998             1997
                                                              -----------      -----------      -----------      -----------

Cash flows from operating activities:

    Net income (loss)                                         $   103,981      ($  158,447)     $    66,562      $ 2,274,263

    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
      Depreciation and amortization                               232,794          229,655          672,123          663,463
      Bad debt expense                                             18,000           29,500           54,000           95,500
      Common stock issued for services                                 --               --           13,244               --
      Loss (gain) on disposal/sale of fixed assets                (23,746)          15,072          (55,538)         210,181
      Change in assets and liabilities:
        Accounts receivable                                       294,888          (46,166)         232,189          349,659
        Inventory                                                  88,226          133,917          153,956          394,487
        Prepaid expenses and other                                 28,541           24,817          (27,461)         (25,717)
        Notes receivable                                            7,222               --           21,216               --
        Accounts payable                                          (35,536)          38,541          (37,380)          (3,536)
        Accrued expenses                                         (242,560)         (33,756)          64,019           53,738
        Deferred revenue                                         (278,198)        (443,357)        (719,174)      (1,111,116)
                                                              -----------      -----------      -----------      -----------

          Net cash provided by (used in) operating
            activities                                            193,612         (210,224)         437,756        2,900,922
                                                              -----------      -----------      -----------      -----------

Cash flows from investing activities:
    Additions to property and equipment                           (84,640)              --         (526,862)        (480,816)
    Other assets, net of amortization                            (120,273)        (187,853)        (624,926)        (586,929)
    Proceeds from sale of fixed assets                             35,266           62,539          283,891          155,968
                                                              -----------      -----------      -----------      -----------

          Net cash provided by (used in) investing
            activities                                           (169,647)        (125,314)        (867,897)        (911,777)
                                                              -----------      -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from borrowings                                       38,001          110,000          179,477          110,000
    Repayment of notes payable                                    (53,027)        (102,503)        (221,197)      (3,057,077)
                                                              -----------      -----------      -----------      -----------

          Net cash provided by (used in) financing
            activities                                            (15,026)           7,497          (41,720)      (2,947,077)
                                                              -----------      -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                8,939         (328,041)        (471,861)        (957,932)

Cash and cash equivalents at beginning of period                  137,535          457,549          618,335        1,087,440
                                                              -----------      -----------      -----------      -----------

Cash and cash equivalents at end of period                    $   146,474      $   129,508      $   146,474      $   129,508
                                                              ===========      ===========      ===========      ===========


Supplemental disclosure of cash flow information:
    Cash paid during the period for:

    Interest                                                  $    10,930      $     6,070      $    20,990      $   100,781
                                                              ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                For the nine months ended September 30, 1998 and
                 For the years ended December 31, 1997 and 1996





                                                 Common                       Additional      Accumulated         Total
                                                 stock          Common          paid-in        earnings       Stockholders'
                                                 shares          stock          capital        (deficit)          Equity
                                              -----------     -----------     -----------     -----------     -------------


Balance at December 31, 1996                    6,103,412     $    61,034     $ 5,166,184     ($2,489,313)     $ 2,737,905
                                              ===========     ===========     ===========     ===========      ===========

Net income for 1997                                    --              --              --       2,280,668        2,280,668
                                              -----------     -----------     -----------     -----------      -----------

Balance at December 31, 1997                    6,103,412     $    61,034     $ 5,166,184     ($  208,645)     $ 5,018,573
                                              ===========     ===========     ===========     ===========      ===========

Issuance of Common stock                           16,300             163          13,081              --           13,244

Net loss for 1998                                      --              --              --          66,562           66,562
                                              -----------     -----------     -----------     -----------      -----------

Balance at September 30, 1998 (unaudited)       6,119,712     $    61,197     $ 5,179,265     $  (142,083)     $ 5,098,379
                                              ===========     ===========     ===========     ===========      ===========





See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months and nine months ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

      The differences between accounting principles generally accepted in the United States and Canada would not have a material impact on the accompanying financial statements.

2.    Non-Cash Financing

      During the first nine months ended September 30, 1998, repeaters were acquired in exchange for $239,000 of indebtedness to The Associates, Inc. and Lease Corporation of America. Additional property, equipment, and other assets were acquired during this period in exchange for $163,000 of indebtedness.

                      CHAMPION COMMUNICATION SERVICES, INC.
                         EARNINGS PER SHARE COMPUTATIONS
     For the three months and nine months ended September 30, 1998 and 1997
                                    Unaudited







                                                                   Three Months Ended                 Nine Months Ended
                                                                     September 30,                        September 30,
                                                                1998               1997               1998             1997
                                                            -------------------------------      -------------------------------

BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                $     103,981     $    (158,447)     $      66,562     $   2,274,263

Shares used in earnings per share computations                  6,119,712         6,103,412          6,114,637         6,103,412

Net income (loss) per weighted average common share         $        0.02     $       (0.03)     $        0.01     $        0.37
                                                            =============     =============      =============     =============


DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                $     103,981     $    (158,447)     $      66,562     $   2,274,263

Shares used in earnings per share computation                   6,119,712         6,103,412          6,114,637         6,103,412

Net income (loss) per weighted average common share         $        0.02     $       (0.03)     $        0.01     $        0.37
                                                            =============     =============      =============     =============




                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                              COMPUTATIONS - BASIC




Outstanding common shares at beginning of period                6,119,712         6,103,412          6,103,412         6,103,412

Weighted average common shares issued during period                    --                --             11,225                --
                                                            -------------     -------------      -------------     -------------

Weighted average common shares used in earnings
   per share computation                                        6,119,712         6,103,412          6,114,637         6,103,412
                                                            =============     =============      =============     =============


                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                             COMPUTATIONS - DILUTED




Outstanding common shares at beginning of period                6,119,712         6,103,412          6,103,412         6,103,412

Weighted average common shares issued during period                    --                --             11,255                --
                                                            -------------     -------------      -------------     -------------

Weighted average common shares used in earnings
   per share computation                                        6,119,712         6,103,412          6,114,637         6,103,412
                                                            =============     =============      =============     =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended September 30, 1998 and 1997

      Revenues for the quarter ended September 30, 1998 were $2,287,000 compared with $1,705,000 for the quarter ended September 30, 1997. The third quarter 1998 reflects spectrum sales of $493,000, compared with $5,000 for the third quarter 1997. Dispatch revenues increased $204,000 to $1,483,000 for the quarter ended September 30, 1998 from $1,279,000 in the same quarter 1997. This increase continues to underscore the implementation of trunking. Equipment sales, service and rental revenues were $117,000 less for the third quarter 1998 as compared with the third quarter 1997.

      Total operating expenses increased $299,000 for the third quarter ended September 30, 1998 as compared with the third quarter ended September 30, 1997. The cost of spectrum sales was $121,000 for the third quarter 1998 as compared with zero expense for the same period in 1997. The cost of dispatch revenue was up $54,000 for the quarter ended September 30, 1998 from the quarter ended September 30, 1997, due to tower rent increases and finder's fees incurred in the third quarter. The costs of equipment sales, service and rental decreased $129,000 or 46% from $281,000 for the third quarter 1997 to $152,000 for the third quarter 1998 as a result of reduced sales of equipment.

      Depreciation and amortization for the quarter ended September 30, 1998 was $233,000, an increase of $3,000, or 1%, from $230,000 reported for the quarter ended September 30, 1997, due to new construction.

      General and administrative expenses were up $249,000 to $672,000 from $412,000. This increase is primarily attributable to establishing regional offices in the Dallas/Ft. Worth, Chicago, San Jose, and Baltimore areas.

      The net income for the quarter ended September 30, 1998 was $104,000 as compared with a net loss of $158,000 for the quarter ended September 30, 1997. Management anticipates that revenue derived from the sale of spectrum will continue during the fourth quarter of 1998. However, there can be no assurance that such sales will continue, and factors which could limit the Company's ability to derive revenue from spectrum sales include the Company's inability to acquire spectrum on favorable terms, reduced demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales of spectrum on favorable terms.


Results of Operations - Nine months ended September 30, 1998 and 1997

      Revenues for the nine months ended September 30, 1998 were $6,461,000 compared with $8,646,000 for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, the Company recorded spectrum sales of $1,093,000, or $2,642,000 less than it recorded in the same period 1997. Dispatch revenues increased $355,000 to $4,155,000 for the nine months ended September 30, 1998 from $3,800,000 in the same period 1997. This increase reflects expansion of trunking in metro areas. Equipment sales, service and rental revenues were up $82,000 for the first nine months of 1998 as compared with the first nine months of 1997 due to establishing and acquiring sales and service in metro markets.

      Total operating expenses increased $261,000 for the first nine months ended September 30, 1998 as compared with the first nine months ended September 30, 1997. The cost of spectrum sales was $324,000 for the nine months ended September 30, 1998 as compared with $431,000 for the same period in 1997, a decrease of $107,000. The costs of equipment sales, service and rental decreased $49,000 or 7% from $737,000 for the first nine months of 1997 to $688,000 for the same period of 1998. Dispatch expenses have increased $30,000 from the nine months ended September 30, 1997 to September 30, 1998 due to net increases in finder's fees and tower rent expenses.

      Depreciation and amortization for the nine months ended September 30, 1998 was $672,000, a minimal increase of $9,000 from $663,000 reported for the nine months ended September 30, 1997.

      General and administrative expenses were up $379,000 to $2,005,000 from $1,626,000. This increase is primarily attributable to establishing regional offices in the Dallas/Ft. Worth, Chicago, San Jose, and Baltimore areas.

      The net income for the period ended September 30, 1998 was $67,000 as compared with net income of $2,274,000 for the period ended September 30, 1997 due to greater spectrum sales achieved in 1997. Management anticipates that revenue derived from the sale of spectrum will continue during the fourth quarter of 1998. However, there can be no assurance that spectrum sales will continue, and factors which could reduce the Company's ability to generate revenue through spectrum sales include the Company's inability to acquire spectrum on favorable terms, demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales of spectrum on favorable terms.

      Income tax expense for 1998 reflects alternative minimum tax assessments incurred on the spectrum sales recognized in 1997.


Financial Condition and Liquidity

      The Company had $146,000 in cash and cash equivalents at September 30, 1998 as compared with $618,000 at December 31, 1997. The working capital of the Company at September 30, 1998 was a negative $629,000 as compared with a negative $319,000 at December 31, 1997. The decrease is attributable to capital expenditures to construct sites and the acquisition of twenty-two frequencies in Arizona.

      Cash flows from operating activities were $194,000 and a negative $210,000 for the quarters ended September 30, 1998 and 1997, respectively, and $438,000 and $2,901,000 for the nine months ended September 30, 1998 and 1997, respectively. The cash flows from operating activities in 1997 included the closing of several spectrum sales simultaneously.

      The Company is seeking additional funding for expansion through long-term senior debt and equity financing in the fourth quarter 1998; however, there can be no assurance of the Company's ability to obtain any such financing on acceptable terms.

Year 2000

      The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "98" for 1998) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating. The Company recognizes that it must take action to ensure that its operations will be not adversely impacted by Year 2000 software failures.

      The Company has completed an evaluation of the impact of Year 2000 issues, which identified only minor Year 2000 problems. The Company will prepare a remediation plan to address these issues in the first quarter of 1999. The costs associated with the remediation plan will not have a material impact on the Company's operations.

      The Company has also undertaken a plan to evaluate the effect of the Year 2000 problem on the Company's most significant customers and suppliers, and thus indirectly on the Company. At this time, the Company has not assessed the potential adverse effect, if any, on the Company with respect to its customers and suppliers. The Company will obtain assurances from major suppliers and customers regarding their compliance with the Year 2000 issue.

      In addition to reviewing the Company's information technology systems, the Company will review its non-information technology and systems that may include embedded chips for the Year 2000 compliance. The Company's preliminary assessments indicate that, due to the nature of the Company's operations, these technology systems do not represent an area of risk relative to Year 2000 readiness.

      The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.


Forward-Looking Information

      This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation fluctuations in the Company's tower rental expenses, inventory and loan balances, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, and the effect of government regulations, adverse changes in the market for the Company's equipment sales, services and rentals, and the Company's ability to acquire and sell spectrum on favorable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                           CHAMPION COMMUNICATION SERVICES, INC.



                           By: /s/ PAMELA R. COOPER
                              --------------------------------------------------
                              Pamela R. Cooper
                              Chief Financial Officer, Treasurer and Controller




Date: November 16, 1998

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
------              -----------

 27                 Financial Data Schedule
