Form 10KSB40
period 1998-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 1999-03-31
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

{X} Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998.

Or

{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From __________ to ___________

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
Yes [X]  No [ ]

State issuer's revenues for its most recent fiscal year.  $8,610,256

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 18, 1999, there were 6,119,712 shares of common stock, $0.01 par value, of the registrant issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1999 was $1,524,531 based upon the average bid and ask price of the common stock on such date of U.S. $0.625 per share. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% shareholders are affiliates.

                      CHAMPION COMMUNICATION SYSTEMS, INC.


                                      INDEX
                                                                                     PAGE NUMBER
                                                                                     -----------
DOCUMENTS INCORPORATED BY REFERENCE .......................................................I

GLOSSARY OF TERMS ........................................................................II


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.........................................................1

ITEM 2.    DESCRIPTION OF PROPERTY........................................................13

ITEM 3.    LEGAL PROCEEDINGS..............................................................13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS...........................13

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................13

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS........14
             OF OPERATION.

ITEM 7.    FINANCIAL STATEMENTS...........................................................17

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................................17

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE
              WITH SECTION 16 (a) OF THE EXCHANGE ACT.....................................17

ITEM 10.   EXECUTIVE  COMPENSATION........................................................17

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................17

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................17

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...............................................18

SIGNATURES................................................................................22

                       DOCUMENTS INCORPORATED BY REFERENCE


           The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1999 annual meeting of shareholders.


Item  9     Directors and Executive         Incorporated by reference from "Nominees
            Officers of the Registrant      for Election of Directors" of the Company's
                                            definitive proxy statement to be filed pursuant
                                            to Regulation 14A of the Securities Exchange Act
                                            of 1934, as amended (the "Exchange Act"), for
                                            the Company's 1999 annual meeting of shareholders. The
                                            incorporated portions consist of all of the disclosures
                                            that appear in that Proxy Statement under the headings
                                            "Nominees for Election as Directors" and "Executive
                                            Officers."


Item 10    Executive Compensation           Incorporated by reference from "Executive
                                            Compensation" of the Company's definitive proxy
                                            statement to be filed pursuant to Regulation 14A of the
                                            Exchange Act for the Company's 1999 annual meeting of
                                            shareholders.

Item 11    Security Ownership of            Incorporated by reference from "Security
           Certain Beneficial Owners        Ownership of Certain Beneficial Owners and
           and Management                   Management" of the Company's definitive proxy
                                            statement to be filed pursuant to Regulation 14A of the
                                            Exchange Act for the Company's 1999 annual meeting
                                            of shareholders.

Item 12    Certain Relationships and        Incorporated by reference from "Certain Relationships
           Related Transactions             and Related Transactions" of the Company's definitive
                                            proxy statement to be filed pursuant
                                            to Regulation 14A of the Exchange
                                            Act for the Company's 1999 annual
                                            meeting of shareholders.

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

Site The location of a base station or repeater in a radio communications system.

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

Unit                                 A base, mobile or hand held radio.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

           This Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act."). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those factors discussed in the Section of this Annual Report on Form 10-KSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." Specifically, there can be no assurance that the Company will be able to compete effectively, continue to sell its licensed systems at a profit, increase its utilization on its 450 - 512 MHz band systems, retain its key personnel or take any or all of the other actions in this Annual Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                   THE COMPANY

           The Company provides high-powered CR and trunked SMR dispatch services in the United States, currently serving approximately 3,900 customers utilizing 30,000 subscriber units (either radio or base stations) in 22 states in the United States. The Company's customers are principally businesses and government agencies located in both metropolitan and rural geographic areas.

           Dispatch services are offered on the 450-512 MHz and 800 MHz bands. Operators of these dispatch services are regulated as PMRS providers (i.e., private carriers) or as CMRS providers (i.e., common carriers). Under recent changes to the FCC rules, an operator like the Company, provides service pursuant to a frequency-specific, site-specific license issued by the FCC. Additionally, an operator like the Company, will provide service to an entity which is, itself licensed to operate on a specific frequency at a specific location. A repeater that is operated as a PMRS is subject to more relaxed regulatory requirements than a CMRS provider, such as cellular and certain SMR or ESMR licensees. See "Current Business - Regulation."

           The Company primarily offers its dispatch services in the 450-512 MHz bands. It also operates conventional and trunked dispatch services in the 800 MHz band. The Company is concentrating its business in the 450-512 MHz band because it believes that it can exploit economies of scale by providing extensive coverage, obtaining equipment at favorable prices and charging low rates. However, there can be no assurance that this strategy will be effective. In both the 450-512 MHz and 800 MHz bands, the Company operates CRs without a license for individually licensed customers and it operates CRs and SMRs with its own FCC license. None of the Company's Crs or SMRs are interconnected to the PSN. All the Company's private carrier and SMR licenses are PMRS licenses and thus are subject to less stringent regulatory requirements than CMRS licenses.

           The Company has determined that UHF trunking is its primary goal for business operations in its targeted metropolitan areas. The pursuit of this primary goal will transform the operations from a primarily conventional community repeater business to trunked technology in selected major metropolitan areas, eliminating single site repeaters and capitalizing upon the ability to trunk numerous repeaters into a consolidated system with many channels offering wide geographic coverage.

           In the past the Company has utilized independent dealers for sales and service activities. In the future, the Company will play a greater part in the management of its assets and customers by establishing

Company-owned sales and supporting services in the targeted markets. The Company has purchased, and is negotiating purchases of dealerships in these markets to fulfill this goal.

           Management has observed that over the last decade all spectrum has increased in value, precipitated by a fixed supply and increasing utilization. In the process of securing a limited number of licenses for its own use, management of the Company discovered that it was highly successful at identifying and acquiring exclusive licenses after obtaining requisite FCC consent. The process is technical and lengthy. As a result of the Company's successes from 1996 through 1998 in securing exclusive licenses, the Company was able to obtain FCC consent to assignment and sale of licensed systems for in excess of $5,700,000. Based on this experience, management recognizes the value of spectrum and will continue to evaluate its position in each market to maximize value to the Company.

           The Company is a Delaware corporation. Its principal place of business is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380. The Company's telephone number is (281) 362-0144.


                                     HISTORY

           The Company was incorporated under the laws of the State of Delaware on September 29, 1994, by Albert F. Richmond and David A. Terman. Pursuant to a September 14, 1994, agreement with Motorola, the Company acquired 1,238 CRs in November 1994. In December 1994, the Company acquired an additional 263 CRs from Motorola through several agreements. There were no FCC licenses acquired through this transaction. The Company acquired these CRs from Motorola on an "as is - where is" basis for an aggregate purchase price of $5.29 million, which was paid partly in cash and partly by proceeds due from Motorola to Champion Communications Company, a company wholly owned by Mr. Richmond, in exchange for the issuance of Common Stock to Messrs. Richmond and Terman and the delivery of a promissory note to Champion Communications Company in the amount of $3,177,505.

           Since acquiring the CRs from Motorola, the Company evaluated its total mix of dispatch services. The Company identified markets in which it had sufficient strength to build dispatch operations. The Company sold various dispatch operations outside the markets identified for development (after obtaining any necessary FCC consent). The Company established required support systems, such as providing equipment rental and maintenance, licensing and related services for customers for the markets targeted for development. In particular, in an effort to increase its subscriber capacity, overall network control and revenue potential, consistent with FCC rules, the Company has been converting its systems in targeted markets to trunked systems. In both the 450-512 MHz band and the 800 MHz band, the Company, after obtaining any necessary FCC consents, converted many of the individual licenses held by its subscribers to consolidated licenses in its own name. As of March 1, 1999, the Company operated 968 repeaters and held 239 exclusive licenses of which 57 licenses, or 24%, are in the 800 MHz band; 150 licenses, or 63%, are in the 470-512 MHz band; and 32 licenses, or 13%, are in the 450-470 MHz band. In addition, the Company held 646 co-channeled licenses, of which 21 licenses are in the 800 MHz band, 132 licenses are in the 470-512 MHz band, and 493 licenses are in the 450-470 MHz band.

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

Richmond and Terman in exchange for the November 15, 1995 cancellation of $540,000 of the $3,177,505 indebtedness to Champion Communications Company, which was incurred by the Company to finance the Company's acquisition of CRs from Motorola. In September 1996, the Company raised approximately $1.5 million in an underwritten public offering in Canada of 619,350 shares of its Common Stock and warrants (the "Public Warrants") to acquire 619,350 shares of its Common Stock. In connection with such offering, the Company registered its Common Stock for trading on the Canadian Dealing Network. Also in connection with this offering, the Company granted IPO Capital Corp. an Agent's Warrant entitling IPO Capital Corp. to receive options to acquire 50,000 shares of Common Stock at CDN $3.70 per share for a period of 18 months after completion of the initial public offering. The Company exercised the Agent's Warrant on behalf of IPO Capital Corp. upon the Ontario Securities Commission's issuance of a receipt for the Company's prospectus. In September 1996, the Company raised $410,865 through a private placement in the United States.

           The Public Warrants originally were scheduled to expire on March 28, 1998. The expiration date was extended by the Company to August 31, 1998 on which date all of the unexercised public warrants expired.

           Since establishing its business in 1994, the Company experienced operating losses for the years ended 1994, 1995 and 1996, and in 1997 and 1998 reported net income of over $2,281,000 and $56,000 respectively. The Company currently has a negative working capital position.


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

           The dispatch industry is a distinct segment of the wireless communications industry, which also includes wireless telephone (cellular, PCS and satellite), paging and data transmission services. Wireless telephone services are designed for personal communications by providing two-way communication among individuals. This segment of the industry refers to its radios as "telephones" and is viewed as an extension of the traditional wireline telephone network. Wireless telephones require a minimum seven digit dial-up procedure and wireless telephone conversations typically average more than one minute in duration. Paging services enable subscribers to contact an individual or group of portable receivers which emit an audible, visual or tactile alert and can sometimes record a numeric or alpha-numeric message. Paging systems allow only the immediate transmission of a limited amount of information and generally only provide one-way communication. Data transmission services are, at present, primarily offered on data-only (non-voice) packet switched networks. In contrast, dispatch services provide for the immediate transmission of information, whether voice messages or data, to groups of mobile or portable radio users. Companies use dispatch services to communicate among others and provide task assignment and coordination. Dispatch services are designed to provide bi-directional group communications and to allow the user to address either entire groups, sub-groups or individuals with simple and rapid push-to-talk call set-up procedures. Dispatch conversations are typically short and allow for all participants to communicate with each other simultaneously. Dispatch services are less expensive than other CMRs wireless communications services, such as 800 MHz and 900 MHz SMR, cellular and PCS.

           Each segment of the wireless communications industry relies on a different technology and serves distinct customer needs. The Company believes that the various services address distinct markets and generally do not compete effectively against each other. The Company believes the wireless communications industry will continue to grow with the emergence of new technologies and applications. There can be no assurance, however, that this growth will continue or that the Company's targeted markets will flourish. A decrease in the growth rate of the industry may have a material adverse effect on the Company's ability to prosper.

HISTORY OF DISPATCH NETWORKS

           The dispatch industry is comprised of operator-licensed systems.
The Company currently provides both of these dispatch services. In the 800 MHz and 900 MHz bands trunked dispatch systems are referred to as SMRs or ESMRs. These systems are operated by licensees that provide dispatch services to others for a monthly fee. In contrast, providers of dispatch services, such as the Company, derive revenues from the sale, rental and servicing of end-user equipment and from dispatch fees.

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

           In the United States, the FCC has exclusive responsibility for allocating radio frequencies assigned to non-government use. The FCC has established rules governing the licensing of, and operations on, such frequencies. The FCC grants the use of radio frequencies pursuant to formal applications from prospective users or operators, consistent with its spectrum allocation. The dispatch industry operates various band segments, including the 450-512 MHz and 800 MHz bands. Within each band, channels are created by the allocation of specified bandwidths. See "Current Business - Regulation." The wireless mobile communications industry operates primarily within the UHF frequencies and can be categorized by operations in the following frequency ranges:

           450-512 MHZ. Dispatch communications services are provided in the 450-512 MHz band to vehicle-mounted and hand-held portable two-way radio units. These services operate at a higher transmitter power level than other wireless services, such as cellular and PCS yielding a greater service area. This band, which was developed in the 1950s, is populated by PMRS licensees, such as the Company and its customers.

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

           800 MHZ (SMR). Dispatch services are provided not only in the 450-512 MHz band, but also in the 800 MHz band. Due to recent technological developments, 800 MHz band operators now may elect to convert their systems from analog to digital. Conversion of systems to digital technology may make this band more appropriate for services other than dispatch. See "Current Business - Competition." In some cases the Company operates 800 MHz band systems in trunked repeater format if the Company gains exclusive use of frequency channels and it may request Trunking authority from the FCC.

           900 MHZ. The 900 MHz band (SMR) analog operating format is very much like the 800 MHz band format. Initially, the FCC awarded 900 MHz band SMR licenses in the top 50 markets in the United States by lottery. In 1996, the FCC completed auctions for the remaining 900 MHz band licenses to operate in 51 MTAs in the United States, Puerto Rico, United States Virgin Islands, Guam - Northern Mariana Islands and American Samoa. Specifically, 1,020 licenses were offered in these 51 MTAs, or 20 channels per MTA. The Company participated in the 900 MHz auction, but did not acquire licenses as a result of its participation.

NEW TECHNOLOGIES

           The limited number of available frequencies, particularly in urban areas, has led to the introduction of new and advanced technologies and applications that allow for better spectrum utilization. The first technology developed for that purpose was "trunking," which was developed in the late 1970s and which uses microprocessors to allow many users to share frequencies without interfering with one another. In non-trunked conventional systems, the channels assigned to each group of users are independent. If a channel is occupied by another conversation, the user has to wait, even though another channel in the system may be idle. The user may have to try several times before the channel is free. In contrast, trunking allocates messages to various frequencies in the most efficient way. In a "trunked" system, user calls are assigned to the first available channel and a different channel may be assigned for each transmission during the same conversation. The trunked system therefore can handle more call traffic with a given number of channels. In addition, the channel "switching" on a trunked system makes eavesdropping more difficult and therefore enhances the privacy of conversations.

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


                                CURRENT BUSINESS

GENERAL

           The Company provides high-powered repeater dispatch services in 22 states in the United States. The Company currently serves 3,900 customers utilizing 30,000 two-way radio units. The Company provides its customers, primarily business and governmental agencies, with equipment, equipment rentals and dispatch services. Under applicable FCC rules, the Company is not required to obtain FCC licenses for those of its CR systems serving individually-licensed customers. However, the Company is licensed by the FCC to operate its trunked dispatch systems serving customers which do not have their own licenses.

           Pursuant to several contracts with Motorola executed in September, October, November and December 1994 (the "Motorola Agreements"), the Company acquired 1,501 CRs. The Company historically has used its CRs exclusively for dispatch purposes and plans to continue such use. Each CR is housed in a small structure at the base of a communications tower or on a building rooftop. The antenna is affixed to the tower structure or building and is connected to the CR by coaxial cable.

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

           The Company operates its dispatch repeaters primarily in the 450-512 MHz frequency band. The Company also has limited operations in the 800 MHz band. However, the Company is not active in the 220 MHz band, 900 MHz band, cellular or PCS segments of the wireless communications industry and it currently does not intend to become active in those segments.

           450-512 MHZ REPEATER OPERATIONS. The Company conducts the majority of its operations in the 450-512 MHz frequency band. The Company is actively pursuing widespread utilization of trunking technology for its systems in this band. A trunked 450-512 MHz band repeater is superior to a conventional repeater in that trunked systems make more channels available to handle calls and thus provide greater capacity than conventional systems. See "The Dispatch Industry - New Technologies." The trunked repeater format also provides the customer with more and faster calls than a conventional system. See "The Dispatch Industry - New Technologies." These factors, in turn, allow a greater number of users to make more calls than a conventional system, which should generate more revenues to the Company. The trunked 450-512 MHz band repeaters function similarly to 800 MHz band trunked SMR systems. Although the Company's assets are not interconnected to PSN if they were they would be comparable to cellular telephone technology.

           To exploit the benefits of trunking, the Company has been converting its 450-512 MHz band repeaters to the LTR trunking format. Over the next twelve months the Company's objective is to convert or construct substantially all UHF licenses in its targeted markets in a trunking format. Concurrently, the Company is in the process of disposing of its community repeaters in non-core rural areas. To date the Company has sold or decommissioned 1,069 repeaters and the decommissioned assets were sold at an overall net gain. The planned conversion to trunked operations generally involves obtaining FCC approval for the assignment of licenses by the individual users and to claim licenses for unused channels to achieve exclusive use of a frequency. There can be no assurance that the Company will be able to obtain requisite licenses or take the other steps necessary to complete this conversion process.

           The 470-512 MHz portion of the 450-512 MHz band is available in the top 13 U.S. major metropolitan areas and is known commonly as the T-Band. Operation on the T-Band is particularly advantageous as the T-band contains the only frequencies in the 450-512 MHz band on which exclusive business radio service channels are available. Exclusive channels are superior to co-channel operations because an operator, such as the Company, has more available capacity and less restrictions on service provision. As of March 1, 1999, the Company had filed applications with the FCC for approximately 364 T-Bands in the Houston, Dallas/Ft. Worth, San Francisco Bay, Washington/Baltimore and Chicago areas and licenses for approximately 282 of T-Bands have been granted and are in good standing. Through its efforts, the Company has made progress in its efforts to gain exclusive control of channels in these areas (with appropriate FCC approvals), and has begun installation of trunked repeaters in Houston, Dallas/Ft. Worth, Northern California, Phoenix/Tucson, Washington/Baltimore and Chicago. Thus far, the Company holds 150 exclusive use licenses and has an interest in an additional 132 licenses. The Company's Spectrum Division has dedicated considerable effort to removing dormant or otherwise unnecessary co-channel non-exclusive licenses, generally through purchases or trades (with FCC consent). There can be no assurance that the Company will be able to continue to obtain exclusive control over all or substantially all of these channels.

           800 MHZ REPEATER OPERATIONS. Under the Motorola Agreements, the Company acquired 92 CRs in the 800 MHz band. As with the 450-512 MHz band CRs which were acquired from Motorola, the 800 MHz band CR licenses were held by the users. Through license filings and assignments, the Company has been successful (with FCC consent) in obtaining a number of licenses for its own benefit in this band. Twenty of these licenses were cleared to an exclusive status and sold in 1997 for in excess of $3,500,000 and in 1998 another five were sold for $1,100,000. In late 1997, the FCC auctioned all 800 MHz band SMR licenses in the 175 economic areas, including those markets that had been subject to an application freeze. The Company sold and traded others and currently operates 35 repeaters in the San Joaquin Valley of which 24 have been converted to SMR's. The remainder continue to be operated in the community repeater format. It is the intention of the Company to continue expanding its 800 MHz operations in Northern California. There can be no assurance that the Company will be able to obtain exclusive licenses, will obtain FCC approval for assignment and sales, will be successful in concluding additional assignments or realize profit from assignments. The Company's inability to carry out this strategy could have a material adverse effect on its business.

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

           DEVELOPMENT OF EXISTING INTRINSIC VALUE. The intrinsic value of the Company today lies in the value of its spectrum as measured by recent sales and/or the potential cash flow capacity. When the Company was formed in 1994 for the purpose of acquiring 1,500 CRs, no licenses were acquired. Subsequent to that time 923 licenses have been acquired. In its overall strategy the Company sold assets relating to 38 systems for an average of $148,000 each.

           Today the Company has 239 exclusive and 646 co-channeled licenses. Existing loading capacity is deemed to be 42,000 units, and when fully loaded the Company anticipates revenues will be approximately $8,328,000 per year and estimated gross operating margin will be approximately $5,794,000 per year. The assets which give rise to this existing revenue potential are currently valued on the balance sheet at $5,535,000. The Company anticipates that the expansion necessary to achieve these results will take several years, however there is no assurance that the Company will be successful in these efforts. It is the intention of management to bring the intrinsic value to fruition by selling non-strategic assets and creating cash flow through systematic loading.

           Under the Motorola Agreements, the Company also purchased 92 unlicensed 800 MHz band CRs. Of these, 26 exclusive licenses were assigned and trunked in four 800 MHz SMR systems. At that time, the Company believed that if it acquired FCC consent to assignments of a sufficient number of 800 MHz band licenses, it could obtain exclusivity over the related channels and could then enhance the value of the assets. By enhancement of the value of the assets the Company has realized approximately $5.7 million from the assignment and sales since 1996.

           SPECTRUM. Spectrum is critical in the communications business. Without spectrum on which to operate, the best communications equipment is worthless. The Company is spending considerable funds to acquire FCC licenses for stations to provide dispatch services. The Company is receiving assignments of these licenses, and the corollary right to use the spectrum, through purchase of existing systems and through applications to the FCC for the grant of new licenses. The Company anticipates that these efforts will be ongoing. There can be no assurance that the Company will be successful in any or all of these efforts to obtain the rights to use the spectrum.

           Specifically, the Company is actively pursuing additional licenses from the FCC to operate on the 470-512 MHz T-Band channels. As the FCC grants these licenses, the Company intends to construct such T-Band systems. The Company anticipates that, after constructing T-Band systems, its next licensing project will involve obtaining FCC consent to convert the individual 450-470 MHz band customer licenses using the Company's CRs to FB-6 (Private Carrier) Classification in the selected markets, which would result in the Company becoming the licensee of a trunked system using the formerly individually-licensed channels. The Company also participated in the filing for offset channels (i.e., new narrowband channels located adjacent to existing channels). As of March 1, 1999, the Company has been granted 54 licenses for offset channels in the 470-512 MHz band.

           In 1997, the FCC adopted a consolidation plan and related rules for the PMRS bands below 800 MHz. These rules changed how the frequencies are assigned, established a method for PMRS users to implement highly efficient trunked systems in the bands below 800 MHz and provided for operation of offset channels in the 450-470 MHz band. See "Regulation."

           EQUIPMENT RENTAL. To augment its sales activities, the Company has established a Rental Division. This division currently rents approximately 900 units. The Company provides equipment rental directly to customers, as well as through approved dealers.


COMPETITION

           The Company faces intense competition from the following types of operations:

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

           CELLULAR TELEPHONE SYSTEMS. The Company currently competes, and believes that it will continue to compete, with cellular telephone systems to a great extent. The Company charges a flat monthly rate for its services. By contrast, cellular charges are primarily based on minutes of use. Additionally, cellular service providers typically charge for a call whether the user placed or received the call. Because many wireless calls are mobile-to-mobile, cellular calls from one user to another result in two air time charges, one charge for the caller and one charge for the receiver. Large fleet operators may find cellular costs prohibitive, although extremely small fleets may be in a position to justify the cost of cellular service. The Company believes that cellular telephones are not an economical solution for medium to large dispatch users, and that CRs offer a cost-effective alternative for high volume users of cellular telephone services. Cellular is also limited to point to point communication. Dispatch provides communication to entire worker groups, select members of worker groups or one to one from among the members.

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

           PCS Operators. The Personal Communications Service was established by the FCC in 1994, when it adopted Part 24 of its Rules. The FCC established two classes of PCS, broadband and narrowband and awarded several authorizations in each class in each Metropolitan Trading Area or Basic Trading Area.

           Broadband PCS is broadly defined by the FCC as radio communications that encompass mobile and ancillary fixed communication services that provide services to individuals and businesses and can be integrated with a variety of competing networks. The Broadband PCS authorizations awarded in the FCC's auctions granted the use 30 MHz of spectrum in the specified service area.

           The Broadband PCS authorizations awarded in the D, E, and F-Blocks each granted the licensee the use of 10 MHz of spectrum within the specified service area.

           Broadband PCS offers a cellular phone-like service for a significantly reduced price.

           Narrowband PCS is defined as a family of mobile or portable radio services that may be used to provide wireless telephony, data transmission, advanced paging and other services to individuals and businesses. Narrowband PCS may be integrated with a variety of competing networks.

           Narrowband PCS uses less than one voice grade channel. Narrowband PCS likely will be used to provide new services such as voice message paging, two-way acknowledgement paging and other text-based services. Licenses were awarded on a nationwide regional MTA and ETA basis. It is unknown when the FCC will auction the remaining narrowband facilities.

           A substantial number of the companies which were high-bidders at the PCS auctions were existing communication service providers or joint ventures involving existing communications service providers. The Company anticipates that PCS will be interchangeable with existing cellular and paging services.

           At this time, the impact of the growth of PCS on the Company's business is uncertain. Although some PCS providers have also gained a significant presence, cellular service providers have suffered the impact of their presence most significantly. It is unclear whether PCS providers will expand their service offerings to include dispatch-like services. Given the high cost of entry, the Company anticipates that any entry into the low-cost dispatch services will be delayed pending saturation of the higher-priced cellular service market.

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

           LICENSING. In order to provide dispatch services, the Company does not need an FCC license if its customers are licensed. Most licenses in the 450-512 MHz, 800 MHz and 900 MHz bands are granted for 5-year or 10-year terms. License renewals are generally pro forma, absent material licensee misconduct or failure to meet applicable construction and loading requirements. To the extent that the Company operates its own systems in the 450-512 MHz or 800 MHz bands, it is subject to the same licensing and related requirements as its customers. All of the licenses issued to the Company and managed by the Company expire after May 24, 1999. While the FCC generally grants renewal of business radio licenses in routine fashion business radio licensees are not entitled to a renewal expectancy. There can be no assurance that the FCC will continue its current renewal practices.

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

           INTERCONNECTION WITH PUBLIC SWITCHED NETWORK. Under the Communications Act, wireless communications operators can provide their customers with mobile radio services interconnected to the PSN. Because these operators have access to the local telephone carrier, subscribers communicate with non-subscribers. If the operator provides such interconnection to the PSN, the FCC likely will regulate the operator as a CMRS provider. The Company does not offer interconnected service.

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

           In addition, as part of the "refarming" proceeding, the FCC has proposed additional rules that, if adopted, could result in further regulatory consolidation, imposition of user fees or implementation of license auctions. These new proposed rules could make it easier for the Company to expand its footprint and scope of operations but at greater expense. In particular, if the FCC holds auctions in the 450-512 MHz band, the Company, as an established provider of services in this band, may be able to secure exclusive license status in some of its markets. However, there can be no assurance that the proposed rules will be adopted, that the Company would be able to secure exclusive licenses if they were made available, that the Company will be able to expand its footprint or that the Company would be successful in any FCC auction. In addition, the "refarming" proceeding has been controversial and could take several years to complete. Thus, the impact this proposal may have on the Company's operations is uncertain.

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

           The Company's operations are divided into five business regions as follows: Houston, Dallas/Ft. Worth, Northern California, Chicago, and Washington D.C./Baltimore. A manager will oversee each region which will eventually have a full staff of sales and service personnel. The manager's responsibility is to sell and service customer's equipment and company owned infrastructure.


EMPLOYEES

           As of March 1, 1999, the Company employed 32 people of whom all are employed on a full-time basis. None of the Company's employees belongs to a union.


ITEM 2.  DESCRIPTION OF PROPERTY

           The Company leases 5,550 square feet of office space and 1,525 square feet of warehouse space in The Woodlands, Texas, a suburb of Houston, Texas, where its principal offices are located. In addition, satellite regional offices are located in Northern California, Chicago, and Dallas. As previously discussed, these regional offices will be expanded to accommodate the sales and service of equipment.

           The Company leases antenna and repeater space on approximately 412 tower sites. Other than its leases on the Sears Tower in Chicago, Illinois, and Allied Tower in Houston, Texas, no one lease is material to the business of the Company. The leases are generally for terms of one year and month-to-month thereafter.


ITEM 3.  LEGAL PROCEEDINGS

           From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. On November 13, 1998, the Federal Communications Commission's ("Commission") Compliance and Information Bureau ("CIB") for the Chicago, Illinois region, issued a Notice of Violation ("Notice") to the Company, alleging that the Company operated the single-channel shared community repeater station WIM351 in violation of the commission's rules. On November 25, 1998, the Company defended the allegations, and asserted that it operates in full compliance with the Commission's rules and policies. The Company has substantial defenses to the Notice of Violation, based upon informal letters and other documents published by the Commission that appear to permit the practice at issue. The Company at this time is unable to predict the outcome. Although the proceeding involves a single community repeater station, an adverse decision in this proceeding could impact the Company's decentralized trunking operation nationwide.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock is currently traded on the Canadian Dealing Network and trading commenced in July 1997 on the U.S. Bulletin Board. During the year ended December 31, 1997, and December 31, 1998, the high and low bid prices were as follows:


                            U.S. OTC Bulletin Board                    Canadian Dealing Network
                          (All amounts are in U.S. $)                 (All amounts are in CDN, $)
                           -------------------------                  ---------------------------
Date                        High            Low                           High          Low
----                        ------         ------                        ------        ------
March 31, 1997                  --             --                        $3.500        $2.250
June 30, 1997                   --             --                        $2.500        $2.000
September 30, 1997          $1.720         $1.125                        $2.000        $1.700
December 31, 1997           $1.375         $1.250                        $1.700        $1.250
March 31, 1998              $1.250         $0.625                        $1.500        $1.250
June 30, 1998               $1.500         $0.812                        $1.750        $1.250
September 30, 1998          $0.937         $0.500                        $1.000        $1.000
December 31, 1998           $1.031         $0.312                        $1.250        $0.700


The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.

As of March 1, 1999, the Company's Common Stock was held by 138 stockholders of record.

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

           For information concerning recent sales of unregistered securities, see Item 10, "Executive Compensation -- Outstanding Options." The fiscal 1998 options therein described were granted by the Company during the past fiscal year to 21 of its officers, employees and directors. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2), as not involving any public offering. At an appropriate time, the Company expects to file a registration statement on Form S-8 to register the transactions relating to the grant and exercise of these options. The following options were granted as additional compensation for employee and non-employee director services:

                                  No. of Options                   Exercise
Date of Grant                        Granted                          Price
-------------                     ---------------                  --------
April 13, 1998                         15,000                        $1.16
July 15, 1998                          30,000                        $1.25
November 5, 1998                       58,000                        $1.00
December 31, 1998                       3,000                        $1.00


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


RESULTS OF OPERATIONS

           Total revenues for 1998 decreased $1,911,000, or 18%, from 1997 as a result of decrease in gross spectrum system sales from $3,986,000 in 1997 to $1,333,000 in 1998. Spectrum system sales are sporadic in nature as they rely upon the FCC approval for the transfer of licenses. Dispatch revenue in 1998 increased $660,000 or 13% from 1997, due in large part to loading on the trunked systems in major metropolitan areas. There was a decrease in equipment sales of $35,000 which reflects that 1998 equipment sales are through regional sales and service facilities and the emphasis on sales to independent dealers has lessened. Radio rental revenues increased from $292,000 to $382,000, a 31% variance. Other revenue in 1998 increased by $27,000 compared to 1997.

           Costs of sales decreased to $4,826,000 from $4,848,000 in 1997. The costs of spectrum systems sales decreased 31% from 1997 to $333,000 for the year ended December 31, 1998 as a result of fewer spectrum system sales closed during 1998. The value of Spectrum is increasing and is reflected in the increased cost of licenses transferred and sold in 1998 as compared with 1997. Dispatch costs and expenses were $3,630,000 for 1998 as compared with $3,421,000 for 1997, an increase of 6% or $209,000. The costs of equipment sales decreased to $841,000 in 1998 from $903,000 in 1997 for a decrease of 7% corresponding to reduced gross sales. Radio rental costs were $22,000 for 1998, a decrease from $40,000 for 1997.

           Depreciation and amortization increased to $905,000 in 1998 from $899,000 in 1997.

           General and administrative expenses increased $765,000 to $2,744,000 for 1998 from $1,979,000 for 1997. The increase in expenses was primarily due to establishing offices in Dallas, Texas and San Jose, California during 1998.

           The Company incurred a net gain in 1998 of $52,000 on the sale and removal of repeaters as compared with a net loss of $334,000 for 1997. This net gain is a result of the sales of non-productive assets in the non-metropolitan areas which is a phase of the Company's continuing overall business plan to migrate from the rural community repeater areas to the metropolitan trunked repeaters. Interest income for 1998 was $12,000 as compared with $24,000 for 1997. Interest expense for the year ended December 31, 1998 was $54,000, a decrease of $30,000 from interest expense of $84,000 for 1997. This reduction in interest expense reflects the savings from the retirement of two notes during 1998.

           The Company reported a net income for 1998 of $56,000 as compared to net income of $2,281,000 for 1997, reflecting a 98% decrease in net income from 1997 to 1998 or a basic net income per common share for 1998 of $0.01 compared with basic net income per common share of $0.37 for 1997. The decrease is due to the sporadic nature of the spectrum sales which rely upon FCC approval for the transfer of licenses.


LIQUIDITY AND CAPITAL RESOURCES

           As of December 31, 1998, the Company had cash and cash equivalents of approximately $354,000.

           The working capital of the Company was a negative $543,000 at December 31, 1998 as compared with a negative $319,000 at December 31, 1997. The decrease is due to the capital improvements funded from operations.

           Net income increased by depreciation and amortization was $961,000 for 1998 compared with $3,180,000 for 1997, while the cash flows from operating activities were $895,000 and $2,982,000 for the years 1998 and 1997, respectively. Net cash provided by operating activities reflects the closing of a contract upon the transfer of licenses for the sale of 20 systems in 1997.

           Cash used in investing activities was $1,127,000 for 1998 as compared with $524,000 for 1997 reflecting expansion of the Company's infrastructure to accommodate the planned migration to trunking in the targeted markets.

           Cash used in financing activities was $32,000 in 1998 and $2,927,000 in 1997. During 1997 the Company repaid a note of $2,800,000. The Company had a decrease in cash and cash equivalents of $264,000 and $469,000 for the years 1998 and 1997, respectively.

           The Company's negative working capital reflects the start-up of various divisions and the subsequent efforts to develop, expand and procure licensed systems to migrate the operations from the rural areas to the trunked metropolitan markets targeted by the Company as well as to obtain systems for resale.

           The Company closed on several sales of licensed systems in the 800 MHz band during 1998. The Company plans to continue to obtain licensed systems for resale; however, there can be no assurance that these sales will continue in this manner. Failure to do so could have a material adverse effect on the Company's cash flow and available working capital.

           During 1998 the Company acquired $1,636,700 of communications and related equipment. These capital expenditures were financed in part by borrowings from commercial financing institutions. As of December 31, 1998, the Company's current liabilities included $288,000 owed to four commercial lenders and three individuals with varying repayment terms.

NEW ACCOUNTING PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board issued

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

           In June 1998 the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-5 will not have a significant effect on its financial statements.

YEAR 2000

           The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "98" for 1998) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions or engage in similar normal business activities. The Company recognizes that it must take action to ensure that its operations will be not adversely impacted by Year 2000 software failures.

           The Company has completed an evaluation of the impact of Year 2000 issues, which identified Year 2000 problems that the Company believes are minor. The Company is preparing an assessment remediation plan to address these issues during the first quarter of 1999 and will begin implementation of the plan in the second quarter. The total cost associated with the remediation plan is currently estimated to be less than $75,000 and will be funded from operating activities and expensed as incurred, other than equipment software purchases which will be capitalized.

           The Company has also undertaken a plan to evaluate the effect of the Year 2000 problem on the Company's most significant customers and suppliers, and thus indirectly on the Company. At this time, the Company has not assessed the potential adverse effect, if any, on the Company with respect to its customers and suppliers. The Company will seek to obtain assurances from major suppliers and customers regarding their compliance with the Year 2000 issue. To date, the Company is not aware of any third party customer, supplier or vendor with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that all third parties will be Year 2000 ready.

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

           The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999. In the event the Company does not complete all phases, the Company may not be able to process customer transactions which could have a material impact on the operations of the Company. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company.

           The risks that the Company anticipates may occur by reason of Year 2000 issues include normal billing and collection functions common to most businesses, and additional risks that the Company's repeaters or specialized mobile radio systems do not function properly. Based on the Company assessment to date, there has been no indication that the Company's repeater or SMRs contain embedded software that is likely to result in any disruption. However, the Company is still assessing these systems to further verify these conclusions, and to devise solutions if these conclusions are not correct.


EFFECTS OF INFLATION

           The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's results of operations.

ITEM 7.    FINANCIAL STATEMENTS

           (See Item 13).


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           On January 4, 1999, the Board of Directors of the Company approved the recommendation by the Audit Committee of the Board of Directors to (i) engage BDO Seidman, LLP as the independent accountants for Champion Communication Services, Inc., and (ii) accept the resignation of KPMG LLP as such independent accountants.

           KPMG LLP was previously the principal accountants for Champion Communication Services, Inc. and subsidiaries. On December 31, 1998, that firm resigned. The decision to change accountants was approved by the Board of Directors.

           In connection with the audits of the two fiscal years ended December 31, 1997 and the subsequent interim period through December 31, 1998, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of disagreement.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           Information concerning Directors and Executive Officers of the Company is incorporated in reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on May 12, 1999. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers."


ITEM 10.   EXECUTIVE  COMPENSATION

           Information concerning Executive Compensation is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on May 12, 1999. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation."


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on May 12, 1999. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information concerning Certain Relationships and Related Transactions is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on May 12, 1999. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Documents filed as part of this report.

                                                                                       Page
                                                                                       ----
1.         Financial Statements:

                  Reports of Independent Certified Public Accountants...................F-2

                  Balance Sheets, December 31, 1998 and 1997............................F-4

                  Statements of Operations, Years Ended December 31, 1998 and 1997 .....F-5

                  Statements of Changes in Stockholders' Equity, Years Ended
                           December 31, 1998 and 1997...................................F-6

                  Statements of Cash Flows, Years Ended December 31, 1998 and 1997......F-7

                  Notes to Financial Statements.........................................F-8

2.         Exhibits:

                                                                                 INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
------                           -----------                                       ------------
3.1           Certificate of Incorporation filed September       Exhibit 3.1 to the Registration Statement on
              29, 1994.                                          Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

3.2           Certificate of Amendment to Certificate of         Exhibit 3.2 to the Registration Statement on
              Incorporation filed January 26, 1996.              Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

3.3           Certificate of Amendment to Certificate of         Exhibit 3.3 to the Registration Statement on
              Incorporation filed April 23, 1996.                Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

3.4           By-laws dated September 29, 1994.                  Exhibit 3.4 to the Registration Statement on
                                                                 Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

4.1           Specimen Common Stock share certificate.           Exhibit 4.1 to the Registration Statement on
                                                                 Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

4.2           Pages from Certificate of Incorporation and        Exhibit 4.2 to the Registration Statement on
              By-laws defining rights of stockholders -          Form 10-SB effective February 13, 1997
              included in Exhibits 3.1, 3.2, 3.3 and 3.4.         (File No. 0-29032)

10.1          [omitted]                                          [omitted]

10.2          [omitted]                                          [omitted]

10.3          [omitted]                                          [omitted]

10.4          [omitted]                                          [omitted]

10.5          [omitted]                                          [omitted]

10.6          [omitted]                                          [omitted]

10.7          [omitted]                                          [omitted]

10.8          [omitted]                                          [omitted]

10.9          Lease Agreement dated November 10, 1994,           Exhibit 10.9 to the Registration Statement on
              between The Woodlands Corporation and the          Form 10-SB effective February 13, 1997
              Company.                                            (File No. 0-29032)

10.10         Modification and Modification of Lease dated       Exhibit 10.10 to the Registration Statement
              April 4, 1995, between The Woodlands               on Form 10-SB effective February 13, 1997
              Corporation and the Company.                        (File No. 0-29032)

                                                                                 INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
------                           -----------                                       ------------
10.11         Modification and Modification of Lease dated       Exhibit 10.11 to the Registration Statement
              July 24, 1995, between The Woodlands               on Form 10-SB effective February 13, 1997
              Corporation and the Company.                        (File No. 0-29032)

10.12         Modification and Modification of Lease dated       Exhibit 10.12 to the Registration Statement on
              May 1, 1996, between The Woodlands                 Form 10-SB effective February 13, 1997
              Corporation and the Company.                        (File No. 0-29032)

10.13         Radius Communication Products Reseller             Exhibit 10.13 to the Registration Statement on
              Agreement dated September 22, 1994, between        Form 10-SB effective February 13, 1997
              Motorola, Inc. and the Company; Amendment           (File No. 0-29032)
              to Reseller Agreement dated September 22,
              1994; and Master Amendment No. 1 dated
              September 30, 1996.

10.14         Motorola Authorized Two-Way Radio Dealer           Exhibit 10.14 to the Registration Statement on
              Agreement dated September 22, 1994, between        Form 10-SB effective February 13, 1997
              Motorola, Inc. and the Company; Paging              (File No. 0-29032)
              Product Sales to the United States Government
              Amendment dated on or about January 10,
              1996; Amendment dated on or about February
              13, 1996; and Per Unit Administrative
              Processing Charge Amendment dated
              September 30, 1996.

10.15         Motorola Master Radio Service Software             Exhibit 10.15 to the Registration Statement on
              License Agreement dated November 8, 1994,          Form 10-SB effective February 13, 1997
              between Motorola, Inc. and the Company.             (File No. 0-29032)

10.16         Master Dealer Agreement Land Mobile Radio          Exhibit 10.16 to the Registration Statement on
              Products, undated, between Kenwood                 Form 10-SB effective February 13, 1997
              Communications Corporation and the                  (File No. 0-29032)
              Company; Product Addendum dated February
              5, 1996; and Product Addendum, undated.

10.17         [omitted]                                          [omitted]

10.18         [omitted]                                          [omitted]

10.19         [omitted]                                          [omitted]

10.20         Letter of Engagement dated October 10, 1995,       Exhibit 10.20 to the Registration Statement on
              from Britwirth Investment Company, Ltd. to         Form 10-SB effective February 13, 1997
              the Company.                                        (File No. 0-29032)

10.21         Antenna Site License commencing November           Exhibit 10.21 to the Registration Statement on
              1, 1995, for a term of 36 months, between          Form 10-SB effective February 13, 1997
              Motorola, Inc. and the Company.                     (File No. 0-29032)
              (CONFIDENTIAL)

                                                                                 INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
------                           -----------                                       ------------
10.22         Antenna Site License commencing November           Exhibit 10.22 to the Registration Statement on
              1, 1995, for a term of 36 months, between          Form 10-SB effective February 13, 1997
              Motorola, Inc. and the Company.                     (File No. 0-29032)
              (CONFIDENTIAL)

10.23         Promissory Note dated November 15, 1995, in        Exhibit 10.23 to the Registration Statement on
              the original principal amount of $2,799,581.26     Form 10-SB effective February 13, 1997
              from the Company to Champion                        (File No. 0-29032)
              Communications Company; and Endorsement
              No. 1 dated August 18, 1996.

10.24         Security Agreement dated November 15, 1995,        Exhibit 10.24 to the Registration Statement on
              between the Company and Champion                   Form 10-SB effective February 13, 1997
              Communications Company; and Amendment              (File No. 0-29032)
              No. 1 to Security Agreement dated
              August 15, 1996.

10.25         [omitted]                                          [omitted]

10.26         Asset Purchase Agreement dated August 30,          Exhibit 10.26 to the Registration Statement on
              1996, between Nextel Communications, Inc.          Form 10-SB effective February 13, 1997
              and the Company.                                    (File No. 0-29032)
              (CONFIDENTIAL)

10.27         Form of Indemnification Agreement between          Exhibit 10.27 to the Registration Statement on
              officers and director of the Company and the       Form 10-SB effective February 13, 1997
              Company.                                            (File No. 0-29032)

10.28         Escrow Agreement dated July 29, 1996               Exhibit 10.28 to the Registration Statement on
              between Albert F. Richmond, David A.               Form 10-SB effective February 13, 1997
              Terman, Equity Transfer Services, Inc. and the      (File No. 0-29032)
              Company.

10.29         Note and Security Agreement dated January 2,       Exhibit 10.29 to the Registration Statement on
              1995 in the original principal amount of           Form 10-SB effective February 13, 1997
              $3,177,505, executed by the Company, made          (File No. 0-29032)
              payable to Champion Communications Company.

24.1          Power of Attorney                                  N/A


27.1          Financial Data Schedule.

(b)        Reports on Form 8-K.

           None filed during the last quarter of the period.

                                                SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 31st day of March, 1999.

CHAMPION COMMUNICATION  SERVICES, INC.


By: /s/ Albert F. Richmond
    ----------------------------------
    Albert F. Richmond,
    Chairman of the Board and Chief
    Executive Officer


POWER OF ATTORNEY TO SIGN AMENDMENTS

           KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 1998, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

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

              SIGNATURE                          TITLE                                DATE
              ---------                          -----                                ----
      /s/ Albert F. Richmond               Chairman of the Board and             March 31, 1999
------------------------------------       Chief Executive Officer
Albert F. Richmond

      /s/ David A. Terman                  President and Director                March 31, 1999
------------------------------------
David A. Terman

     /s/ Pamela R. Cooper                  Chief Financial Officer, Treasurer,   March 31, 1999
------------------------------------       and Controller
Pamela R. Cooper

     /s/ Peter F. Dicks                    Director                              March 31, 1999
------------------------------------
Peter F. Dicks

     /s/ Randel R. Young                   Director                              March 31, 1999
------------------------------------
Randel R. Young

                                                                                      Page
                                                                                      ----
Financial Statements:

         Reports of Independent Certified Public Accountants...........................F-2

         Balance Sheets, December 31, 1998 and 1997....................................F-4

         Statements of Operations, Years Ended December 31, 1998 and 1997 .............F-5

         Statements of Changes in Stockholders' Equity, Years Ended
              December 31, 1998 and 1997...............................................F-6

         Statements of Cash Flows, Years Ended December 31, 1998 and 1997..............F-7

         Notes to Financial Statements.................................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Champion Communication Services, Inc.

We have audited the accompanying balance sheet of Champion Communication Services, Inc. (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ BDO SEIDMAN, LLP
Houston, Texas
March 5, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Champion Communication Services, Inc.

We have audited the accompanying balance sheet of Champion Communication Services, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

KPMG LLP
Houston, Texas
February 20, 1998

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                               ASSETS                                             1998             1997
                                                                               -----------      -----------
Current Assets
     Cash and cash equivalents                                                 $   354,116      $   618,335
     Accounts receivable net of allowance of $46,408 and $42,712                   779,582          990,342
     Notes receivable                                                              122,620           26,270
     Inventories                                                                   526,665          604,522
     Prepaid expenses and other                                                    216,996          180,744
                                                                               -----------      -----------
         Total Current Assets                                                    1,999,979        2,420,213
                                                                               -----------      -----------
Communications equipment and related assets, net                                 4,355,347        4,313,910
Notes receivable, long-term                                                         25,816           54,340
Other assets, net of amortization of $213,467 and $40,917                        1,591,328        1,039,402
                                                                               -----------      -----------
                                                                               $ 7,972,470      $ 7,827,865
                                                                               ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                          $   733,536      $   547,995
     Accrued expenses                                                              723,236          774,055
     Deferred revenue                                                              798,207        1,213,701
     Current maturities of notes payable                                           288,364          203,599
                                                                               -----------      -----------
         Total Current Liabilities                                               2,543,343        2,739,350
                                                                               -----------      -----------
Long Term Liabilities
     Notes payable                                                                 339,254           68,353
     Customer deposits                                                               2,238            1,589
                                                                               -----------      -----------
         Total Long Term Liabilities                                               341,492           69,942
                                                                               -----------      -----------
Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized,
          6,119,712 shares issued and outstanding at December 31, 1998
          and 6,103,412 shares issued and outstanding at December 31, 1997          61,197           61,034
     Additional paid-in capital                                                  5,179,265        5,166,184
     Accumulated Deficit                                                          (152,827)        (208,645)
                                                                               -----------      -----------
Total Stockholders' Equity                                                       5,087,635        5,018,573
                                                                               -----------      -----------
                                                                               $ 7,972,470      $ 7,827,865
                                                                               ===========      ===========


See accompanying notes to financial statements

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                     Years ended December 31, 1998 and 1997


                                                          1998              1997
                                                      ------------      ------------
Revenues                                              $  8,610,256      $ 10,521,740
                                                      ------------      ------------
Operating Expenses:
     Cost of Sales                                       4,825,986         4,848,029
     Provision for doubtful accounts                        72,000           116,500
     Depreciation and amortization                         905,245           898,570
     General and administrative expenses                 2,743,894         1,979,255
                                                      ------------      ------------
         Total Operating Expenses                        8,547,125         7,842,354
                                                      ------------      ------------
         Operating Income                                   63,131         2,679,386
                                                      ------------      ------------
Other income (expenses):
     Net gain ( loss) on disposal of fixed assets           51,550          (334,181)
     Interest income                                        12,408            23,515
     Interest expense                                      (53,710)          (84,152)
                                                      ------------      ------------
Income before income taxes                                  73,379         2,284,568
Income taxes                                                17,561             3,900
                                                      ------------      ------------
Net income                                            $     55,818      $  2,280,668
                                                      ============      ============
Weighted average common shares outstanding               6,115,916         6,103,412
                                                      ============      ============
Basic and diluted net income per common share         $       0.01      $       0.37
                                                      ============      ============


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997





                                   Common                         Additional                         Total
                                   stock            Common         paid-in       Accumulated      Stockholders'
                                   shares           stock          capital         deficit           Equity
                                 -----------     -----------     -----------     -----------      -----------
Balance at December 31, 1996       6,103,412     $    61,034     $ 5,166,184     ($2,489,313)     $ 2,737,905
Net income for 1997                       --              --              --       2,280,668        2,280,668
                                 -----------     -----------     -----------     -----------      -----------

Balance at December 31, 1997       6,103,412          61,034       5,166,184        (208,645)       5,018,573
                                 -----------     -----------     -----------     -----------      -----------
Issuance of Common stock              16,300             163          13,081              --           13,244
Net income for 1998                       --              --              --          55,818           55,818
                                 -----------     -----------     -----------     -----------      -----------

Balance at December 31, 1998       6,119,712     $    61,197     $ 5,179,265     ($  152,827)     $ 5,087,635
                                 ===========     ===========     ===========     ===========      ===========




See accompanying notes to financial statements.

                    CHAMPION COMMUNICATION SERVICES, INC.
                           STATEMENTS OF CASH FLOWS
                    Years ended December 31, 1998 and 1997



                                                                                        1998             1997
                                                                                     -----------      -----------
Cash flows from operating activities:
     Net income                                                                      $    55,818      $ 2,280,668
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   905,245          898,570
         Bad debt expense                                                                 72,000          116,500
         Common stock issued for services                                                 13,244               --
         Loss (gain) on disposal/sale of fixed assets                                    (51,550)         334,181
         Changes in assets and liabilities:
              Accounts receivable                                                        110,713         (233,051)
              Inventory                                                                   77,856         (147,113)
              Prepaid expenses                                                           (36,252)        (110,429)
              Notes receivable                                                            28,524           30,660
              Accounts payable                                                           185,541          101,469
              Accrued expenses                                                           (50,819)          83,337
              Deferred revenue                                                          (415,494)        (372,924)
                                                                                     -----------      -----------
                  Net cash provided by  operating activities                             894,826        2,981,868
                                                                                     -----------      -----------
Cash flows from investing activities:
     Additions to property and equipment                                              (1,009,783)        (480,209)
     Proceeds from sale of fixed assets                                                  451,243          461,168
     Additions to other assets, net                                                     (568,281)        (504,868)
                                                                                     -----------      -----------
                  Net cash used in investing activities                               (1,126,821)        (523,909)
                                                                                     -----------      -----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                                             443,464          590,399
     Repayment of notes payable                                                         (475,688)      (3,517,463)
                                                                                     -----------      -----------
                  Net cash used in financing  activities                                 (32,224)      (2,927,064)
                                                                                     -----------      -----------
Net decrease in cash and cash equivalents                                               (264,219)        (469,105)
Cash and cash equivalents at beginning of year                                           618,335        1,087,440
                                                                                     -----------      -----------
Cash and cash equivalents at end of year
                                                                                     $   354,116      $   618,335
                                                                                     ===========      ===========
Supplemental disclosure of cash flow information: Cash paid during the year for:
         Taxes                                                                       $    65,115      $        --
         Interest                                                                    $    48,147      $    87,997


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


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

      (d) Inventory

               The Company's inventory consists primarily of two-way radios, parts and accessories. The Company uses the average cost method of accounting for inventory. The balance recorded at December 31, 1998 and 1997 is the lower of average cost or market. The Company has also included $68,000 of costs for spectrum expected to be sold in 1999 in current inventory.

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

      (g) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

               Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis for the asset values as of December 31, 1998 and 1997 indicated there was no impairment to these assets carrying values.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



(1)   Summary of Significant Accounting Policies, (continued)

      (h) Accrued Expenses

               Accrued expenses consist primarily of accrued tower rents of $470,000 and $401,000 at December 31, 1998 and 1997, respectively.

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

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



(1)   Summary of Significant Accounting Policies, (continued)

      (m) Net Income Per Common Share

               For the years ended December 31, 1998 and 1997, the weighted average number of common shares outstanding was 6,115,916 and 6,103,412, respectively. In calculating EPS for 1998 and 1997, options to purchase 326,000 and 373,000 shares of common stock, respectively at exercise prices ranging from $1.00 to CDN $3.70 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Company's common shares.

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

      (p) Differences Between Generally Accepted Accounting Principles in the United States and Canada

               The Company prepares its financial statements in accordance with generally accepted accounting principles (GAPP) in the United States. There are no significant differences between the Unites States and Canadian GAPP effecting the Company's financial statements.

      (q) New Accounting Pronouncements

                   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

                   In June 1998 the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities, SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-5 will not have a significant effect on its financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



(2)   Communication Equipment and Related Assets

          Communication equipment and related assets at December 31, 1998 and 1997 are comprised of the following:

                                                                            December 31, 1998
                                                               ----------------------------------------------
                                                 Asset                        Accumulated            Net
                                                  Life           Cost         depreciation          Balance
                                                 ------        ----------     ------------         ----------
      Base station and related equipment         5 - 10 yrs.   $5,535,213      $1,702,564          $3,832,649
      Rental radio equipment                     2 - 5 yrs.       619,737         326,996             292,741
      Other furniture, data processing and
        communication equipment                  2 - 5 yrs.       548,833         318,876             229,957
                                                              -----------     -----------         -----------

                                                               $6,703,783      $2,348,436          $4,355,347
                                                               ----------      ----------          ----------

                                                                            December 31, 1997
                                                               ----------------------------------------------
                                                 Asset                        Accumulated            Net
                                                  Life           Cost         depreciation          Balance
                                                 ------        ----------     ------------         ----------
      Base station and related equipment         5 - 10 yrs.   $5,348,799      $1,436,369          $3,912,430
      Rental radio equipment                     2 - 5 yrs.       427,848         251,234             176,614
      Other furniture, data processing and
        communication equipment                  2 - 5 yrs.       441,903         217,037             224,866
                                                              -----------     -----------         -----------

                                                               $6,218,550      $1,904,640          $4,313,910
                                                               ----------      ----------          ----------

(3)   Notes Payable

          During the years ended December 31, 1998 and 1997, the Company incurred installment notes payable of $456,354 and $64,073, respectively, to finance certain communication equipment purchases. At December 31, 1998 and 1997, the total balance outstanding related to the installment notes payable was $452,600 and $138,920, respectively. The notes are payable in monthly installments and mature from 1999 to 2003. The notes bear interest at rates ranging from 8.5% to 12.9% per year and are secured by communications equipment.

          During 1998, the Company entered into a revolving note payable with a maximum credit line of $700,000, bearing interest at the prime rate plus one percent per annum (8.75% at December 31, 1998) due October 6, 1999. At December 31, 1998, the outstanding balance on the credit line was $50,000. The credit line is being used to finance the acquisition of inventory and working capital. The amount due at the end of 1997 for the credit line used to finance inventory purchases and other notes payable totaling $133,034 was retired during 1998.

          In exchange for two promissory notes totaling $125,000, the company acquired communication assets in San Jose, California on May 1, 1998. The 8% per annum $50,000 note was retired in January 1999. The remaining $75,000 note bears interest at 6% per annum payable monthly on the unpaid principal until maturing on May 1, 2002. The note has a conversion option during its term to convert the then outstanding principal amount into common shares of the Company based on each share valued at $1.50.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



(3)   Notes Payable, (continued)

          The combined aggregate maturities of the notes payable for each of the five years following December 31, 1998 are as follows:

                   1999                                 $ 288,364
                   2000                                   124,787
                   2001                                    75,190
                   2002                                   112,164
                   2003                                    27,113
                                                        ---------

                                                        $ 627,618
                                                        =========

(4)   Income Taxes

          During 1998, the Company recorded state income taxes of $9,245 and federal income tax of $8,316, which includes $3,673 in deferred tax expense. For the years ended December 31, 1998 and 1997, the Company's effective income tax rate differed from the statutory tax rate as follows:

                                                              1998        1997
                                                              ----        ----
      Federal statutory tax rate                                34%         34%

      State income taxes, net of federal income tax effect       8           -

      Non-deductible expenses                                   10           2
      Alternative minimum tax                                   11           -
      Change in valuation allowance on net operating
      loss carryforwards                                       (39)        (36)
                                                               ---         ---
      Effective tax rate                                        24%        - %
                                                               ---         ---

      As of December 31, 1998 and 1997, deferred tax assets and liabilities were as follows:

                                                       1998             1997
                                                     ---------        ---------
      Communications equipment                       $ 372,912        $ 865,468
                                                     ---------        ---------
          Total deferred tax liabilities               372,912          865,468
                                                     ---------        ---------

      Minimum tax credit carryforward                   55,840           55,840
      Net operating loss carryforward                  297,620          878,295
      Allowance for doubtful accounts                   15,779           14,522
                                                     ---------        ---------

          Total deferred tax assets                    369,239         948,857
                                                     ---------        ---------

      Valuation allowance                                   --          (83,189)
                                                     ---------        ---------

      Net deferred tax assets (liability)            ($  3,673)       $      --
                                                     ---------        ---------


          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded. The valuation allowance decreased $83,189 and increased $822,989 during the years ended December 31, 1998 and 1997, respectively.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(4)   Income Taxes, (continued)

          The December 31, 1998 net operating loss carryforward of approximately $875,400 will be available to offset future taxable income and expires in 2009 through 2011. The Company has $55,840 in alternative minimum tax carryforwards available to use indefinately in the future.

(5)   Related Party Transactions

          During 1997, the Company exercised its option to purchase an 800 MHz trunking license belonging to Champion Communications Company ("CCC"), a company wholly owned by Mr. Richmond, for approximately $113,000. The Company also retired a note payable to CCC for $2,799,581 paid on March 17, 1997.

(6)   Stockholders' Equity

          Upon the completion of the initial public filing in September 1996, a third party was granted options, in conjunction with a special warrant offering, to purchase 60,000 common shares during the period of three years from September 25, 1996 at a price of CDN $3.70 per share. The unexercised public warrants issued under the offering expired in August 1998.

          Of the 6,119,712 issued and outstanding shares of common stock at December 31, 1998, 3,110,400 shares owned by the chief executive officer and president were placed in escrow with Equity Transfer Services, Inc., in connection with the Company's initial public offering in Canada. Fifty percent of the securities were released from escrow during 1997 and 1998, and the remaining are to be released as follows: 20% on July 31, 1999 and 30% on July 31, 2000.

          During 1998, 16,300 shares were issued for $.81 per share of which 5,000 shares were issued to acquire a license, 6,000 shares to acquire certain net assets of a company, and 5,300 shares as employee compensation.

(7)   Stock Options

          In 1996, the Company adopted the "1996 Incentive Plan" (the Plan) to provide incentive options, nonstatutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees vest and become fully exercisable after a range of two to six years from the date of grant. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 1998 and 1997, there were 234,000 and 237,000 additional shares, respectively, available for grant under the Plan.

          During 1998 and 1997, the Company granted options to purchase 106,000 and 165,000 shares of common stock, respectively, to employees and non-employee directors of the Company. The per share weighted-average value of stock options granted during 1998 and 1997 was $0.80 and $1.91, respectively, on the date of grant, using the Black Scholes model with the following assumptions: weighted-average risk-free interest rate of 5.39% and 6.7%, respectively, weighted-average expected life of ten and nine years, respectively, weighted-average expected volatility of 121% and 51.96%, respectively, and no expected dividend yield.

          The Company applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                    CHAMPION COMMUNICATION SERVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS



(7)   Stock Options, (continued)

                                                    1998               1997
                                                -------------      -------------
          Net income (loss)
                   As reported                  $      55,818      $   2,280,668
                   Pro forma                    $     (16,972)     $   2,222,952

          Income (Loss) per share
                   As reported                  $         .01      $         .37
                   Pro forma                    $         .00      $         .36

The following table summarizes the information about the stock options as of December 31, 1998:

                                                  Weighted
                                                  Average
                         Number       Weighted    Remaining      Number       Weighted
          Range of     Outstanding    Average    Contracted    Exercisable    Average
          Exercise         at         Exercise      Life           at         Exercise
           Price       December 31     Price      (Years)      December 31     Price
         ---------     -----------    --------   ----------    -----------    --------
            $ 1.00      61,000        $ 1.00       9.21          23,000       $ 1.00
            $ 1.16      15,000        $ 1.16       9.63              --       $ 1.16
            $ 1.25      33,000        $ 1.25       9.34           3,000       $ 1.25
            $ 2.00      69,000        $ 2.00       7.22          24,900       $ 2.00
            $ 2.22      78,000        $ 2.22       8.10              --       $ 2.22
            $ 2.75      10,000        $ 2.75       8.00           3,000       $ 2.75
            ------     -------        ------       ----         -------       ------
     $ 1.00 - 2.75     266,000        $ 1.73       8.38          53,900       $ 1.57
     ==============    =======        ======       ====         =======       ======

                                                       Number of      Weighted-average
                                                       Options        exercise price
                                                     ------------     ----------------
         Balance at December 1996                         121,000      $       2.37
                   Granted                                165,000      $       2.22
                   Forfeited                              (23,000)     $       2.16
                                                     ------------      ------------

          Balance at December 1997                        263,000      $       2.32
                   Granted                                106,000      $       1.09
                   Forfeited                             (103,000)     $       2.13
                                                     ------------      ------------

          Balance at December 1998                        266,000      $       1.73
                                                     ============      ============

          At December 31, 1998 and 1997, the number of options exercisable under the Plan was 53,900 and 26,000, respectively, and the weighted-average exercise price of these options was $1.57 and $2.59, respectively.

(8)   401(k) Plan

          In January 1996, the Company adopted a 401(k) Plan (the "401(k) Plan") under which all employees of the Company who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. The Company may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors at the March 9, 1999 Board meeting elected to match 1998 contributions by 50% and contribute common stock of the Company to the Plan for an aggregate contribution of $24,192.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(9)   Statement of Cash Flows

          During 1998 and 1997, the Company acquired communications equipment in exchange for the incurrence of $387,890 and $64,073 of debt, respectively (see note 3). During 1998 and 1997, the Company received a $100,000 and an $85,000 note receivable, respectively, for the sale of certain communications equipment. The 1998 note is due on November 1, 1999 and the 1997 note matures on October 20, 2000 earning interest at the rate of 8.5% annually. Common stock valued at $13,244 was issued during 1998 in exchange for assets and services.


(10)  Commitments and Contingencies

          At December 31, 1998 the Company has commitments under noncancellable operating lease agreements primarily for the rental of office space. Future minimum rental payments due under the lease are:

                            1999                                122,642
                            2000                                 39,420
                            2001                                 22,995
                                                               --------

                                                               $185,057
                                                               ========

          During the year ended December 31, 1998 and 1997, the Company incurred $144,148 and $99,153 in rental expense, respectively.

(11)  Major Suppliers

          The Company has entered into dealer agreements with three principal communication equipment suppliers. Both dealer agreements may be terminated at any time by the suppliers or the Company without cost. Termination of either of these agreements would have a materially adverse effect on the Company.

                                EXHIBIT INDEX

                                                                                 INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
------                           -----------                                       ------------
3.1           Certificate of Incorporation filed September       Exhibit 3.1 to the Registration Statement on
              29, 1994.                                          Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

3.2           Certificate of Amendment to Certificate of         Exhibit 3.2 to the Registration Statement on
              Incorporation filed January 26, 1996.              Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

3.3           Certificate of Amendment to Certificate of         Exhibit 3.3 to the Registration Statement on
              Incorporation filed April 23, 1996.                Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

3.4           By-laws dated September 29, 1994.                  Exhibit 3.4 to the Registration Statement on
                                                                 Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

4.1           Specimen Common Stock share certificate.           Exhibit 4.1 to the Registration Statement on
                                                                 Form 10-SB effective February 13, 1997
                                                                  (File No. 0-29032)

4.2           Pages from Certificate of Incorporation and        Exhibit 4.2 to the Registration Statement on
              By-laws defining rights of stockholders -          Form 10-SB effective February 13, 1997
              included in Exhibits 3.1, 3.2, 3.3 and 3.4.         (File No. 0-29032)

10.1          [omitted]                                          [omitted]

10.2          [omitted]                                          [omitted]

10.3          [omitted]                                          [omitted]

10.4          [omitted]                                          [omitted]

10.5          [omitted]                                          [omitted]

10.6          [omitted]                                          [omitted]

10.7          [omitted]                                          [omitted]

10.8          [omitted]                                          [omitted]

10.9          Lease Agreement dated November 10, 1994,           Exhibit 10.9 to the Registration Statement on
              between The Woodlands Corporation and the          Form 10-SB effective February 13, 1997
              Company.                                            (File No. 0-29032)

10.10         Modification and Modification of Lease dated       Exhibit 10.10 to the Registration Statement
              April 4, 1995, between The Woodlands               on Form 10-SB effective February 13, 1997
              Corporation and the Company.                        (File No. 0-29032)

                                                                                 INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
------                           -----------                                       ------------
10.11         Modification and Modification of Lease dated       Exhibit 10.11 to the Registration Statement
              July 24, 1995, between The Woodlands               on Form 10-SB effective February 13, 1997
              Corporation and the Company.                        (File No. 0-29032)

10.12         Modification and Modification of Lease dated       Exhibit 10.12 to the Registration Statement on
              May 1, 1996, between The Woodlands                 Form 10-SB effective February 13, 1997
              Corporation and the Company.                        (File No. 0-29032)

10.13         Radius Communication Products Reseller             Exhibit 10.13 to the Registration Statement on
              Agreement dated September 22, 1994, between        Form 10-SB effective February 13, 1997
              Motorola, Inc. and the Company; Amendment           (File No. 0-29032)
              to Reseller Agreement dated September 22,
              1994; and Master Amendment No. 1 dated
              September 30, 1996.

10.14         Motorola Authorized Two-Way Radio Dealer           Exhibit 10.14 to the Registration Statement on
              Agreement dated September 22, 1994, between        Form 10-SB effective February 13, 1997
              Motorola, Inc. and the Company; Paging              (File No. 0-29032)
              Product Sales to the United States Government
              Amendment dated on or about January 10,
              1996; Amendment dated on or about February
              13, 1996; and Per Unit Administrative
              Processing Charge Amendment dated
              September 30, 1996.

10.15         Motorola Master Radio Service Software             Exhibit 10.15 to the Registration Statement on
              License Agreement dated November 8, 1994,          Form 10-SB effective February 13, 1997
              between Motorola, Inc. and the Company.             (File No. 0-29032)

10.16         Master Dealer Agreement Land Mobile Radio          Exhibit 10.16 to the Registration Statement on
              Products, undated, between Kenwood                 Form 10-SB effective February 13, 1997
              Communications Corporation and the                  (File No. 0-29032)
              Company; Product Addendum dated February
              5, 1996; and Product Addendum, undated.

10.17         [omitted]                                          [omitted]

10.18         [omitted]                                          [omitted]

10.19         [omitted]                                          [omitted]

10.20         Letter of Engagement dated October 10, 1995,       Exhibit 10.20 to the Registration Statement on
              from Britwirth Investment Company, Ltd. to         Form 10-SB effective February 13, 1997
              the Company.                                        (File No. 0-29032)

10.21         Antenna Site License commencing November           Exhibit 10.21 to the Registration Statement on
              1, 1995, for a term of 36 months, between          Form 10-SB effective February 13, 1997
              Motorola, Inc. and the Company.                     (File No. 0-29032)
              (CONFIDENTIAL)

                                                                                 INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
------                           -----------                                       ------------
10.22         Antenna Site License commencing November           Exhibit 10.22 to the Registration Statement on
              1, 1995, for a term of 36 months, between          Form 10-SB effective February 13, 1997
              Motorola, Inc. and the Company.                     (File No. 0-29032)
              (CONFIDENTIAL)

10.23         Promissory Note dated November 15, 1995, in        Exhibit 10.23 to the Registration Statement on
              the original principal amount of $2,799,581.26     Form 10-SB effective February 13, 1997
              from the Company to Champion                        (File No. 0-29032)
              Communications Company; and Endorsement
              No. 1 dated August 18, 1996.

10.24         Security Agreement dated November 15, 1995,        Exhibit 10.24 to the Registration Statement on
              between the Company and Champion                   Form 10-SB effective February 13, 1997
              Communications Company; and Amendment              (File No. 0-29032)
              No. 1 to Security Agreement dated
              August 15, 1996.

10.25         [omitted]                                          [omitted]

10.26         Asset Purchase Agreement dated August 30,          Exhibit 10.26 to the Registration Statement on
              1996, between Nextel Communications, Inc.          Form 10-SB effective February 13, 1997
              and the Company.                                    (File No. 0-29032)
              (CONFIDENTIAL)

10.27         Form of Indemnification Agreement between          Exhibit 10.27 to the Registration Statement on
              officers and director of the Company and the       Form 10-SB effective February 13, 1997
              Company.                                            (File No. 0-29032)

10.28         Escrow Agreement dated July 29, 1996               Exhibit 10.28 to the Registration Statement on
              between Albert F. Richmond, David A.               Form 10-SB effective February 13, 1997
              Terman, Equity Transfer Services, Inc. and the      (File No. 0-29032)
              Company.

10.29         Note and Security Agreement dated January 2,       Exhibit 10.29 to the Registration Statement on
              1995 in the original principal amount of           Form 10-SB effective February 13, 1997
              $3,177,505, executed by the Company, made          (File No. 0-29032)
              payable to Champion Communications Company.

24.1          Power of Attorney                                  N/A


27.1          Financial Data Schedule.