Form 10QSB
period 1999-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 1999-05-13
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                   1934 for the Quarter Ended March 31, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____________________ to _____________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1999, there were 6,150,622 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

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

                  Balance Sheets -
                  March 31, 1999 and December 31, 1998.......................................... 1

                  Statements of Operations -
                  Three Months Ended March 31, 1999 and 1998 and
                  Year Ended December 31, 1998.................................................. 2

                  Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998 and
                  Year Ended December 31, 1998.................................................. 3

                  Statements of Stockholders' Equity -
                  Three Months Ended March 31, 1999 and
                  Years Ended December 31, 1998 and 1997........................................ 4

                  Notes to Financial Statements................................................. 5

                  Earnings Per Share Computations -
                  Three Months Ended March 31, 1999 and 1998 and
                  Year Ended December 31, 1998.................................................. 6

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of operations........................ 7

SIGNATURE.......................................................................................10

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998



         ASSETS                                                                  March 31,       December 31,
                                                                                   1999              1998
                                                                                -----------      -----------
                                                                                 Unaudited

Current Assets
    Cash and cash equivalents                                                   $   149,749      $   354,116
    Accounts receivable net of allowance of $59,336
         at March 31, 1999 and $46,408 at December 31, 1998                         952,999          779,582
    Notes receivable                                                                140,106          122,620
    Inventories                                                                     457,157          526,665
    Prepaid expenses and other                                                      181,408          216,996
                                                                                -----------      -----------

      Total Current Assets                                                        1,881,419        1,999,979
                                                                                -----------      -----------

Communications equipment and related assets, net                                  3,963,923        4,355,347

Notes receivable, long-term                                                         399,109           25,816
Other assets, net of amortization of $362,631 at March 31, 1999 and
    $213,467 at December 31, 1998                                                 1,785,298        1,591,328
                                                                                -----------      -----------

                                                                                $ 8,029,749      $ 7,972,470
                                                                                ===========      ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                            $   671,441      $   733,536
    Accrued expenses                                                                778,057          723,236
    Deferred revenue                                                                416,363          798,207
    Current maturities of notes payable                                             672,210          288,364
                                                                                -----------      -----------

      Total Current Liabilities                                                   2,538,071        2,543,343
                                                                                -----------      -----------

Long Term Liabilities
    Notes payable                                                                   413,092          339,254
    Customer deposits                                                                 2,594            2,238
                                                                                -----------      -----------

      Total Long Term Liabilities                                                   415,686          341,492
                                                                                -----------      -----------

Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized, 6,119,712 shares issued and outstanding at March 31, 1999
         and at December 31, 1998                                                    61,197           61,197
    Additional paid-in capital                                                    5,179,265        5,179,265
    Accumulated Deficit                                                            (164,470)        (152,827)
                                                                                -----------      -----------

Total Stockholders' Equity                                                        5,075,992        5,087,635
                                                                                -----------      -----------

                                                                                $ 8,029,749      $ 7,972,470
                                                                                ===========      ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
             For the three months ended March 31, 1999 and 1998 and
                        the year ended December 31, 1998



                                                                  March 31,                December 31,
                                                            1999             1998              1998
                                                         -----------      -----------      -----------
                                                                  Unaudited

Revenues                                                 $ 2,104,100      $ 1,833,575      $ 8,610,256
                                                         -----------      -----------      -----------

Operating expenses:
   Cost of sales                                           1,239,655        1,143,362        4,825,986
   Provision for doubtful accounts                            18,000           18,000           72,000
   Depreciation and amortization                             242,543          207,778          905,245
   General and administrative expenses                       714,573          641,345        2,743,894
                                                         -----------      -----------      -----------

      Total Operating Expenses                             2,214,771        2,010,485        8,547,125
                                                         -----------      -----------      -----------

      Operating Income (Loss)                               (110,671)        (176,910)          63,131
                                                         -----------      -----------      -----------

Other income (expenses):
   Net gain on disposal of fixed assets                      114,825           29,457           51,550
   Interest income                                             3,306            3,989           12,408
   Interest expense                                          (19,176)          (8,800)         (53,710)
                                                         -----------      -----------      -----------

Income (Loss) before income taxes                            (11,716)        (152,264)          73,379
Income taxes                                                     (73)           1,425           17,561
                                                         -----------      -----------      -----------

Net income (loss)                                        ($   11,643)     ($  153,689)     $    55,818
                                                         ===========      ===========      ===========

Weighted average common shares and common stock
   equivalents outstanding                                 6,119,712        6,104,318        6,115,916
                                                         ===========      ===========      ===========

Basic and diluted net income (loss) per common share     $      0.00      ($     0.03)     $      0.01
                                                         ===========      ===========      ===========





See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                  For the months ended March 31, 1999 and 1998
                      and the year ended December 31, 1998

                                                                                           March 31,                December 31,
                                                                                     1999             1998             1998
                                                                                  -----------      -----------      -----------
                                                                                           Unaudited

Cash flows from operating activities:
       Net income (loss)                                                          ($   11,643)     ($  153,689)     $    55,818

Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                     242,543          207,778          905,245
    Bad debt expense                                                                   18,000           18,000           72,000
    Common stock issued for services                                                       --               --           13,244
    Loss (gain) on disposal/sale of fixed assets                                     (114,825)         (29,457)         (51,550)
    Change in assets and liabilities:
        Accounts receivable                                                          (186,345)          (6,466)         110,713
        Inventory                                                                      69,508           36,887           77,856
        Prepaid expenses                                                               35,588          (21,833)         (36,252)
        Notes receivable                                                             (390,779)           5,351           28,524
        Accounts payable                                                              (62,095)          43,345          185,541
        Accrued expenses                                                               54,821          226,828          (50,819)
        Deferred revenue                                                             (381,844)        (391,543)        (415,494)
                                                                                  -----------      -----------      -----------

          Net cash provided by (used in) operating activities                        (727,071)         (64,799)         894,826
                                                                                  -----------      -----------      -----------

Cash flows from investing activities:
    Dispositions (additions) to property and equipment                                445,076         (233,750)      (1,009,783)
    Proceeds from sale of fixed assets                                                123,578          237,125          451,243
    Additions to other assets                                                        (343,134)        (399,639)        (568,281)
                                                                                  -----------      -----------      -----------

          Net cash provided by (used in) investing activities                         225,520         (396,264)      (1,126,821)
                                                                                  -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                                           442,856          133,944          443,464
    Repayment of notes payable                                                       (145,672)        (122,355)        (475,688)
                                                                                  -----------      -----------      -----------

          Net cash provided by (used in) financing activities                         297,184           11,589          (32,224)
                                                                                  -----------      -----------      -----------

Net decrease in cash and cash equivalents                                            (204,367)        (449,474)        (264,219)

Cash and cash equivalents at beginning of period                                      354,116          618,335          618,335
                                                                                  -----------      -----------      -----------

Cash and cash equivalents at end of period                                        $   149,749      $   168,861      $   354,116
                                                                                  ===========      ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

    Taxes                                                                         ($       74)     $     1,425      $    65,115
                                                                                  ===========      ===========      ===========

    Interest                                                                      $    24,136      $     8,800      $    48,147
                                                                                  ===========      ===========      ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the three months ended March 31, 1999 and
                 For the years ended December 31, 1998 and 1997


                                            Common                         Additional     Accumulated        Total
                                            stock            Common         paid-in        earnings       Stockholders'
                                            shares           stock          capital        (deficit)         Equity
                                          -----------     -----------     -----------     -----------      -----------

Balance at December 31, 1997                6,103,412     $    61,034     $ 5,166,184     ($  208,645)     $ 5,018,573

Issuance of common stock for services          16,300             163          13,081              --           13,244

Net income for 1998                                --              --              --          55,818           55,818
                                          -----------     -----------     -----------     -----------      -----------

Balance at December 31, 1998                6,119,712          61,197       5,179,265        (152,827)       5,087,635

Net loss for 1999                                  --              --              --         (11,643)         (11,643)
                                          -----------     -----------     -----------     -----------      -----------

Balance at March 31, 1999                   6,119,712     $    61,197     $ 5,179,265     ($  164,470)     $ 5,075,992
                                          ===========     ===========     ===========     ===========      ===========






See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 1999 and 1998 are unaudited and, in the opinion of management, reflect all adjustments which, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 1998.

      The differences between accounting principles generally accepted in the United States and Canada would not have a material impact on the accompanying financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                         EARNINGS PER SHARE COMPUTATIONS
             For the three months ended March 31, 1999 and 1998 and
                      For the year ended December 31, 1998


                                                                                           March 31,                December 31,
                                                                                     1999             1998              1998
                                                                                  -----------      -----------      -----------
                                                                                           Unaudited

BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                                      ($   11,643)     ($  153,689)     $    55,818
                                                                                  -----------      -----------      -----------

Shares used in earnings per share computations                                      6,119,712        6,104,318        6,115,916

Net income (loss) per weighted average common share                               $      0.00      ($     0.03)     $      0.01
                                                                                  ===========      ===========      ===========


DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                                      ($   11,643)     ($  153,689)     $    55,818
                                                                                  -----------      -----------      -----------

Shares used in earnings per share computation                                       6,119,712        6,104,318        6,115,916

Net income (loss) per weighted average common share                               $      0.00      ($     0.03)     $      0.01
                                                                                  ===========      ===========      ===========



                                       COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                    COMPUTATIONS - BASIC

Outstanding common shares at beginning of period                                    6,119,712        6,103,412        6,103,412

Weighted average common shares issued during period                                        --              906           12,504
                                                                                  -----------      -----------      -----------

Weighted average common shares used in earnings
   per share computation                                                            6,119,712        6,104,318        6,115,916
                                                                                  ===========      ===========      ===========



                                       COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                   COMPUTATIONS -  DILUTED

Outstanding common shares at beginning of period                                    6,119,712        6,103,412        6,103,412

Weighted average common shares issued during period                                        --              906           12,504
                                                                                  -----------      -----------      -----------

Weighted average common shares used in earnings
   per share computation                                                            6,119,712        6,104,318        6,115,916
                                                                                  ===========      ===========      ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended March 31, 1999 and 1998

      Revenues for the quarter ended March 31, 1999 were $2,104,000 compared with $1,834,000 for the quarter ended March 31, 1998. There were no spectrum sales during the first quarter of 1999 compared to $200,000 recorded in the same quarter 1998. Dispatch revenues increased $144,000 to $1,426,000 for the quarter ended March 31, 1999 from $1,282,000 in the same quarter 1998. This increase reflects the successful implementation of trunking offset by the reduction of revenues due to sales of non-strategic sites. Equipment sales, service and rental revenues increased $332,000 or 97% for the first quarter 1999 as compared with first quarter 1998. This revenue increase consisted of equipment sales increase of $212,000, service revenue increase of $65,000 and rental revenue increase of $55,000 for the first quarter 1999.

      Costs and expenses increased $96,000 for the first quarter ended March 31, 1999 as compared with the first quarter ended March 31, 1998. The cost of dispatch revenue increased $10,000 for the quarter ended March 31, 1999 from the quarter ended March 31, 1998. The costs of equipment sales, service and rental increased $132,000, or 62% to $346,000 for the first quarter 1999 from $214,000 for the first quarter 1998, corresponding to the increased revenues.

      Depreciation and amortization for the quarter ended March 31, 1999 was $243,000, an increase of $35,000, or 17% from $208,000 reported for the quarter ended March 31, 1998, due to new construction and acquisition of licenses netted with the disposition of various non strategic repeater sites.

      General and administrative expenses were up $73,000 to $714,000 from $641,000. This increase is primarily attributable to the establishment of a regional office in San Jose, California.

      Interest expense was $19,000 for the quarter ended March 31, 1999, compared with $9,000 for the same quarter 1998 due to increased borrowing during the first quarter 1999, as compared with the first quarter 1998. The Company reported a gain on the sale and disposal of assets in the amount of $115,000 for the first quarter 1999 as compared with a gain of $29,000 for the first quarter 1998.

      The net loss for the quarter ended March 31, 1999 was $12,000 as compared with a loss of $154,000 for the first quarter ended March 31, 1998.

Financial Condition and Liquidity

      The Company had $150,000 in cash and cash equivalents at March 31, 1999 as compared with $354,000 at December 31, 1998. The working capital of the Company at March 31, 1999 was a negative $657,000 as compared with a negative $543,000 at December 31, 1998. The Company continues to fund capital expenditures from operations.

      During the first quarter of 1999, notes receivable increased by $391,000 over the first quarter of 1998 as a result of selling 112 rural community repeaters. Interest on the note is at 10% based on a seven year amortization period with a balloon repayment of $278,000 due in March 2002.

      Net loss increased by depreciation and amortization was $231,000 for the quarter ended March 31, 1999, compared with $54,000 for the quarter ended March 31, 1998, while the cash flows from operating activities were a negative $727,000 and a negative $65,000 for the quarters ended March 31, 1998 and 1998, respectively.

      Cash provided by investing activities was $226,000 as of March 31, 1999 as compared with $396,000 used in investing activities as of March 31, 1998.

      Cash provided by financing activities was $297,000 at March 31, 1999 and $12,000 at March 31, 1998. During the first quarter of 1999, the Company borrowed additional funds from its credit line on a revolving note payable. At March 31, 1999, the outstanding balance on the credit line was $350,000.

      The Company continues its overall business plan to migrate from the rural community repeater areas to the metropolitan trunked repeaters which includes the sale of non-productive assets. These anticipated proceeds will replace the already funded capital expansion from operations. There can be no assurance of the Company's ability to sell the non-productive and rural assets or its ability to sell on favorable terms.

Year 2000

      The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "99" for 1999) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating. The Company recognizes that it must take action to ensure that its operations will be not adversely impacted by Year 2000 software failures.

      The Company has completed an evaluation of the impact of Year 2000 issues, which identified only minor Year 2000 problems. The Company is preparing a remediation plan to address these issues in the second quarter of 1999. The Company does not expect the costs associated with the remediation plan to have a material impact on the Company's operations.

      The Company has also undertaken a plan to evaluate the effect of the Year 2000 problem on the Company's most significant customers and suppliers, and thus indirectly on the Company. At this time, the Company has not assessed the potential adverse effect, if any, on the Company with respect to its customers and suppliers. The Company plans to obtain assurances from major suppliers and customers regarding their compliance with the Year 2000 issue.

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


                                       CHAMPION COMMUNICATION SERVICES, INC.



                                       By:
                                          --------------------------------------
                                          Pamela R. Cooper
                                          Chief Financial Officer, Treasurer and
                                          Controller




Date: May 14, 1999

                               INDEX TO EXHIBITS



Exhibit
Number                  Description
------                  -----------

 27                     Financial Data Schedule