Form 10QSB
period 1999-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 1999-08-16
CIK 1028921

                               United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB


[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Quarter Ended June 30, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _______________________ to _______________________


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

As of August 13, 1999, there were 6,150,622 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes  [ ]     No [X]

                   Champion Communication Services, Inc.
                            Index to Form 10-QSB

                                                                                                Page
PART I.  FINANCIAL INFORMATION

         Item 1.       Financial Statements (Unaudited)

                Balance Sheets -
                June 30, 1999 and December 31, 1998.........................................      1

                Statements of Operations -
                Three Months and Six Months Ended June 30, 1999 and 1998....................      2

                Statements of Stockholders' Equity -
                Six Months Ended June 30, 1999  and
                Years Ended December 31, 1998 and 1997......................................      3

                Statements of Cash Flows -
                Three Months and Six Months Ended June 30, 1999 and 1998....................      4

                Notes to Interim Financials Statements......................................      5

                Earnings Per Share Computations -
                Three Months and Six Months Ended June 30, 1999 and 1998....................      6

         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................      7

SIGNATURE...................................................................................     11

                   CHAMPION COMMUNICATION SERVICES, INC.
                               BALANCE SHEETS
                    June 30, 1999 and December 31, 1998




         ASSETS                                                               June 30,                 December 31,
                                                                                1999                      1998
                                                                           --------------             ------------
                                                                             Unaudited
Current Assets
    Cash and cash equivalents                                               $    96,981              $   354,116
    Accounts receivable, net of allowance of $76,043
         at June 30, 1999 and $46,408 at December 31, 1998                      924,967                  779,582
    Notes receivable                                                             96,737                  122,620
    Inventories                                                                 482,412                  526,665
    Prepaid expenses and other                                                  141,405                  216,996
                                                                            -----------              -----------

      Total Current Assets                                                    1,742,502                1,999,979
                                                                            -----------              -----------

Communications equipment and related assets, net                              3,920,300                4,355,347

Notes receivable, long-term                                                     379,483                   25,816

Other assets, net of amortization of $420,979 at June 30, 1999
    and $213,467 at December 31, 1998                                         1,779,933                1,591,328
                                                                            -----------              -----------

                                                                             $7,822,218              $ 7,972,470
                                                                            ===========              ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Note payable to bank                                                    $   575,000             $    50,000
    Accounts payable                                                            629,493                 733,536
    Accrued expenses                                                            870,222                 723,236
    Deferred revenue                                                            343,179                 798,207
    Current maturities of notes payable                                         264,312                 238,364
                                                                            -----------              -----------

      Total Current Liabilities                                               2,682,206               2,543,343
                                                                            -----------              -----------

Long Term Liabilities
    Notes payable                                                               394,122                 339,254
    Customer deposits                                                             2,594                   2,238
                                                                            -----------              -----------

      Total Long Term Liabilities                                               396,716                 341,492
                                                                            -----------              -----------

Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized,
         6,150,622 shares issued and outstanding at June 30, 1999
         and 6,119,712 shares issued and outstanding at
         December 31, 1998                                                       61,506                  61,197
    Additional paid-in capital                                                5,201,211               5,179,265
    Accumulated deficit                                                        (519,421)               (152,827)
                                                                            -----------              -----------

Total Stockholders' Equity                                                    4,743,296               5,087,635
                                                                            -----------              -----------

                                                                             $7,822,218              $7,972,470
                                                                            ===========              ==========

See accompanying notes to financial statements.

                   CHAMPION COMMUNICATION SERVICES, INC.
                        STATEMENTS OF OPERATIONS
     For the three months and six months ended June 30, 1999 and 1998
                                 Unaudited

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                          June 30,
                                                          1999             1998               1999          1998
                                                       ---------------------------         -------------------------

Revenues                                                $1,802,786      $2,340,402         $3,906,886    $4,173,977
                                                        ----------      ----------         ----------    ----------
Operating expenses:
   Cost of sales                                         1,037,861       1,326,427          2,277,516     2,469,789
   Provision for doubtful accounts                          18,000          18,000             36,000        36,000
   Depreciation and amortization                           249,842         231,551            492,385       439,329
   General and administrative expenses                     861,561         636,999          1,576,134     1,278,344
                                                        ----------      ----------         ----------    ----------
      Total Operating Expenses                           2,167,264       2,212,977          4,382,035     4,223,462
                                                        ----------      ----------         ----------    ----------
      Operating Income (loss)                             (364,478)        127,425           (475,149)      (49,485)
                                                        ----------      ----------         ----------    ----------
Other income (expenses):
   Net gain on disposal of fixed assets                     25,311           2,335            140,136        31,792
   Interest income                                          11,280           1,570             14,586         5,559
   Interest expense                                        (26,065)        (10,060)           (45,241)      (18,860)
                                                        ----------      ----------         ----------    ----------
Income (loss) before income taxes                         (353,952)        121,270           (365,668)      (30,994)
Income taxes                                                   999           5,000                926         6,425
                                                        ----------      ----------         ----------    ----------
Net income (loss)                                      ($  354,951)     $  116,270         ($ 366,594)   ($  37,419)
                                                        ==========      ==========         ==========     =========
Weighted average common shares and common
    stock equivalents outstanding                        6,140,432       6,119,712          6,130,129     6,112,057
                                                        ==========      ==========         ==========     =========
Basic and diluted net income (loss) per
     common share                                      ($     0.06)     $     0.02         ($    0.06)   ($    0.01)
                                                        ==========      ==========         ==========     =========

See accompanying notes to financial statements.

                   CHAMPION COMMUNICATION SERVICES, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 1999 and
               For the years ended December 31, 1998 and 1997


                                             Common                       Additional        Accumulated         Total
                                             stock           Common        paid-in           earnings        Stockholders'
                                             shares           stock        capital           (deficit)         Equity
                                           ---------      -----------     ----------        -----------      ----------

Balance at December 31, 1997               6,103,412      $    61,034     $5,166,184        ($  208,645)     $5,018,573

Issuance of common stock for services         16,300              163         13,081                  -          13,244

Net income for 1998                                -                -              -             55,818          55,818
                                           ---------      -----------     ----------        -----------      ----------

Balance at December 31, 1998               6,119,712      $    61,197     $5,179,265       ($   152,827)     $5,087,635

Issuance of common stock for services         30,910              309         21,946                  -          22,255

Net loss for 1999                                  -                -              -           (366,594)       (366,594)
                                           ---------      -----------     ----------        -----------      ----------
Balance at June 30, 1999                   6,150,622      $    61,506     $5,201,211       ($  519,421)      $4,743,296
                                          ==========      ===========     ==========        ===========      ==========

See accompanying notes to financial statements.

                   CHAMPION COMMUNICATION SERVICES, INC.
                          STATEMENTS OF CASH FLOWS
      For the three months and six months ended June 30, 1999 and 1998
                                 Unaudited

                                                               Three months ended               Six months ended
                                                                   June 30,                          June 30,
                                                            1999             1998             1999            1998
                                                          -------------------------        -------------------------
Cash flows from operating activities:
    Net income (loss)                                    ($ 354,951)      $ 116,270       ($ 366,594)      ($ 37,419)

    Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                          249,842        231,551          492,385         439,329
      Bad debt expense                                        18,000         18,000           36,000          36,000
      Common stock issued for services                        22,255              -           22,255               -
      Gain on disposal/sale of fixed assets                  (25,311)        (2,335)        (140,136)        (31,792)
      Change in assets and liabilities:
        Accounts receivable                                   11,325        (56,233)        (175,020)        (62,699)
        Inventory                                            (25,255)        28,843           44,253          65,730
        Prepaid expenses                                      40,003        (34,169)          75,591         (56,002)
        Notes receivable                                      62,995          8,643         (327,784)         13,994
        Accounts payable                                     (41,948)       (45,189)        (104,043)         (1,844)
        Accrued expenses                                      92,165         79,751          146,986         306,579
        Deferred revenue                                     (73,184)       (49,433)        (455,028)       (440,976)
                                                          ----------      ---------        ---------        --------
          Net cash provided by (used in) operating
            activities                                       (24,064)       295,699         (751,135)        230,900
                                                          ----------      ---------        ---------        --------
Cash flows from investing activities:
    Additions to property and equipment                     (787,337)      (195,228)        (342,311)       (428,978)
    Proceeds from sale of fixed assets                       627,250         11,500          750,828         248,625
    Dispositions (additions) to other assets                  63,102       (105,014)        (280,032)       (504,653)
                                                          ----------      ---------        ---------        --------
          Net cash provided by (used in) investing
            activities                                      ( 96,985)      (288,742)         128,485        (685,006)
                                                          ----------      ---------        ---------        --------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                  122,144          7,532          565,000         141,476
    Repayment of notes payable                              ( 53,863)       (45,815)        (199,535)       (168,170)
                                                          ----------      ---------        ---------        --------
          Net cash provided by (used in) financing
            activities                                        68,281        (38,283)         365,465         (26,694)
                                                          ----------      ---------        ---------        --------
Net decrease in cash and cash equivalents                    (52,768)       (31,326)        (257,185)       (480,800)

Cash and cash equivalents at beginning of period             149,749        168,861          354,166         618,335
                                                          ----------      ---------        ---------        --------
Cash and cash equivalents at end of period                $   96,981      $ 137,535        $  96,981        $137,535
                                                          ==========      =========        =========        ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

    Taxes                                                 $    1,000      $   5,000        $     926        $  6,425
                                                          ----------      ---------        ---------        --------
    Interest                                              $   25,054      $   1,260        $ 49,190         $ 10,060
                                                          ==========      =========        ========         ========

See accompanying notes to financial statements.

                   CHAMPION COMMUNICATION SERVICES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                      SIX MONTHS ENDED JUNE 30, 1999


1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months and six months ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 1998.

      The differences between accounting principles generally accepted in the United States and Canada would not have a material impact on the accompanying financial statements.

2.    Non-cash Transactions

      During the first six months ended June 30, 1999, radio rental inventory and service property and equipment were acquired in exchange for $235,500 of indebtedness.

                     CHAMPION COMMUNICATION SERVICES, INC.
                        EARNINGS PER SHARE COMPUTATIONS
                          For the three months and six
                      months ended June 30, 1999 and 1998
                                   Unaudited

                                                                    Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                   1999            1998            1999             1998
                                                               ---------------------------     ----------------------------
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                 ($   354,951)      $  116,270    ($  366,594)   ($   37,419)

Shares used in earnings per share computations                  6,140,432        6,119,712      6,130,129      6,112,057

Net income (loss) per weighted average common share           ($     0.06)      $     0.02    ($     0.06)   ($     0.01)
                                                               ==========       ==========       ==========   ==========


DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                  ($  354,951)      $  116,270    ($  366,594)   ($   37,419)
                                                               ----------       ----------      ---------     ----------
Shares used in earnings per share computation                   6,140,432        6,119,712      6,130,129      6,112,057

Net income (loss) per weighted average common share           ($     0.06)      $     0.02    ($     0.06)   ($     0.01)
                                                               ==========       ==========      ==========     ==========



                                      COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                   COMPUTATIONS - BASIC


Outstanding common shares at beginning of period                6,119,712        6,119,712      6,119,712      6,103,412

Weighted average common shares issued during period                20,720                -         10,417          8,645
                                                                ---------        ---------      ---------      ---------
Weighted average common shares used in earnings
   per share computation                                        6,140,432        6,119,712      6,130,129      6,112,057
                                                                =========        =========      =========      =========


                                      COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                   COMPUTATIONS - DILUTED



Outstanding common shares at beginning of period                6,119,712        6,119,712      6,119,712      6,103,412

Weighted average common shares issued during period                20,720                -         10,417          8,645
                                                                ---------        ---------      ---------      ---------
Weighted average common shares used in earnings
   per share computation                                        6,140,432        6,119,712      6,130,129      6,112,057
                                                                =========        =========      =========      =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended June 30, 1999 and 1998

      Revenues for the quarter ended June 30, 1999 were $1,803,000 compared with $2,340,000 for the quarter ended June 30, 1998. The second quarter 1999 reflects no spectrum sales, or $400,000 less than recorded in the same quarter 1998. Dispatch revenues increased $15,000 to $1,404,000 for the quarter ended June 30, 1999 from $1,389,000 in the same quarter 1998. This increase reflects the successful implementation of trunking offset by the reduction of revenues due to sales of non-strategic sites. Equipment sales, service and rental revenues were down $142,000, or 26%, for the second quarter 1999 as compared with second quarter 1998.

      Total cost of sales decreased $289,000 for the second quarter ended June 30, 1999 as compared with the second quarter ended June 30, 1998. The cost of dispatch revenue decreased $44,000 for the quarter ended June 30, 1999 from the quarter ended June 30, 1998, due to the reduced tower rent and maintenance costs as a result of the sale of non-strategic sites. The costs of equipment sales, service and rental decreased $134,000 or 42% from $322,000 for the second quarter 1998 to $187,000 for the second quarter 1999, primarily due to decreased equipment sales during the quarter. The remaining decrease of $111,000 in cost of sales for the second quarter resulted from no spectrum sales being closed during the period.

      Depreciation and amortization for the quarter ended June 30, 1999 was $250,000, an increase of $18,000 or 8% from $232,000 reported for the quarter ended June 30, 1998, due to the disposition of various non strategic repeater sites netted with new construction and acquisition of licenses.

      General and administrative expenses were up $225,000 to $862,000 from $637,000. The increase is primarily attributable to relocating the Woodlands sales, service, and rental offices and growth in the regional offices.

      The net loss for the quarter ended June 30, 1999 was $355,000 as compared with a net income of $116,000 for the quarter ended June 30, 1998. Although there were no spectrum sales during the quarter, management anticipates that revenue derived from the sale of spectrum will be realized during the third and fourth quarters of 1999. However, there can be no assurance that such sales will continue, and factors which could limit the Company's ability to derive revenue from spectrum sales include the Company's inability to acquire spectrum on favorable terms, reduced demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales of spectrum on favorable terms.


Results of Operations - Six months ended June 30, 1999 and 1998

           Revenues for the six months ended June 30, 1999 were $3,907,000 compared with $4,174,000 for the six months ended June 30, 1998, a decrease of 6%. There were no spectrum sales during the first six months of 1999 compared to $600,000 recorded in the same period 1998. Dispatch revenues increased $159,000 to $2,830,000 for the six months ended June 30, 1999 from $2,671,000 in the same period 1998. This increase of 6% reflects expansion of trunking in metro areas. Equipment sales, service and rental revenues increased 22%, or $190,000 for the first half 1999 as compared with the first half 1998 due to establishing and acquiring sales and service offices in metro markets.

      Total cost of sales decreased $192,000 for the first six months ended June 30, 1999 as compared with the first six months ended June 30, 1998. The cost of dispatch revenue increased $13,000 for the first six months while cost of spectrum sales decreased $202,000 as a result of no sales during this period. The costs of equipment sales, service and rental decreased $3,000 from $536,000 for the first half of 1998 to $533,000 for the same period 1999.

      Depreciation and amortization for the six months ended June 30, 1999 was $492,000, an increase of $53,000 from $439,000 reported for the six months ended June 30, 1998.

      General and administrative expenses were up $298,000 to $1,576,000 from $1,278,000. This increase is primarily attributable to relocating the Woodlands sales, service, and rental offices and adding staff in the regional offices.

      The net loss for the period ended June 30, 1999 was $367,000 as compared with net loss of $37,000 for the period ended June 30, 1998 as a result of no spectrum sales to date. Management anticipates that revenue derived from the sale of spectrum will increase during the third and fourth quarters of 1999. However, there can be no assurance that spectrum sales will continue, and factors which could reduce the Company's ability to generate revenue through spectrum sales include the Company's inability to acquire spectrum on favorable terms, demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales of spectrum on favorable terms.


Financial Condition and Liquidity

      The Company had $97,000 in cash and cash equivalents at June 30, 1999 as compared with $354,000 at December 31, 1998. The working capital of the Company at June 30, 1999 was a negative $940,000 as compared with a negative $543,000 at December 31, 1998. The decrease is attributable to expansion at the regional level.

      Cash flows from operating activities were a negative $24,000 and a positive $296,000 for the quarters ended June 30, 1999 and 1998, respectively, and a negative $751,000 and a positive $231,000 for the six months ended June 30, 1999 and 1998, respectively. The cash flows from operating activities in 1998 included the closing of several spectrum sales.

      During the first six months of 1999, the Company made draws on its line of credit totaling $525,000 bearing interest at prime plus one percent per annum.

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

      The Company has completed an evaluation of the impact of Year 2000 issues, which identified only minor Year 2000 problems and is addressing these issues. The Company does not expect the costs associated with the remediation plan to have a material impact on the Company's operations.

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

      The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning by December 31, 1999.


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


                          CHAMPION COMMUNICATION SERVICES, INC.



                          By: /s/ PAMELA R. COOPER
                              -----------------------------------------------
                              Pamela R. Cooper
                              Chief Financial Officer, Treasurer and Controller




Date: August 13, 1999

                                EXHIBIT INDEX


                        27 -- FINANCIAL DATA SCHEDULE