Form 10QSB
period 1999-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 1999-11-15
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the Quarter Ended September 30, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 15, 1999, there were 6,150,622 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes  [ ] No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB


                                                                                                Page
                                                                                                ----
PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements

                  Balance Sheets -
                  September 30, 1999 (unaudited) and December 31, 1998...........                1

                  Statements of Operations -
                  Three Months and Nine Months Ended September 30, 1999
                  and 1998 (unaudited)...........................................                2

                  Statements of Stockholders' Equity -
                  Nine Months Ended September 30, 1999 (unaudited) and
                  the Year Ended December 31, 1998...............................                3

                  Statements of Cash Flows -
                  Three Months and Nine Months Ended September 30, 1999
                  and 1998 (unaudited)...........................................                4

                  Notes to Financial Statements..................................                5

                  Earnings Per Share Computations -
                  Three Months and Nine Months Ended September 30, 1999
                  and 1998 (unaudited)...........................................                6

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.........                7

SIGNATURE........................................................................               11

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998



         ASSETS                                                                   September 30,        December 31,
                                                                                       1999                1998
                                                                                  ------------         -----------
                                                                                   Unaudited
Current Assets
    Cash and cash equivalents                                                      $   218,078         $   354,116
    Accounts receivable, net of allowance of $21,115
         at September 30, 1999 and $46,408 at December 31, 1998                      1,040,650             779,582
    Notes receivable                                                                    73,011             122,620
    Inventories                                                                        479,362             526,665
    Prepaid expenses and other                                                         108,381             216,996
                                                                                   -----------         -----------

      Total Current Assets                                                           1,919,482           1,999,979
                                                                                   -----------         -----------

Communications equipment and related assets, net                                     3,426,222           4,355,347

Notes receivable, long-term                                                            364,912              25,816

Other assets, net of amortization of $649,789 at September 30, 1999
    and $213,467 at December 31, 1998                                                1,912,272           1,591,328
                                                                                   -----------         -----------

                                                                                   $ 7,622,888         $ 7,972,470
                                                                                   ===========         ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Note payable to bank                                                           $   525,000         $    50,000
    Accounts payable                                                                   833,672             733,536
    Accrued expenses                                                                 1,107,219             723,236
    Deferred revenue                                                                   180,482             798,207
    Current maturities of notes payable                                                263,609             238,364
                                                                                   -----------         -----------

      Total Current Liabilities                                                      2,909,982           2,543,343
                                                                                   -----------         -----------

Long-Term Liabilities
    Notes payable                                                                      349,080             339,254
    Customer deposits                                                                    2,850               2,238
                                                                                   -----------         -----------

      Total Long-Term Liabilities                                                      351,930             341,492
                                                                                   -----------         -----------

Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized, 6,150,622 shares issued and outstanding at September 30, 1999
         and 6,119,712 shares issued and outstanding at December 31, 1998               61,506              61,197
    Additional paid-in capital                                                       5,201,211           5,179,265
    Accumulated deficit                                                               (901,741)           (152,827)
                                                                                   -----------         -----------

Total Stockholders' Equity                                                           4,360,976           5,087,635
                                                                                   -----------         -----------

                                                                                   $ 7,622,888         $ 7,972,470
                                                                                   ===========         ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
     For the three months and nine months ended September 30, 1999 and 1998
                                    Unaudited

                                                            Three Months Ended                       Nine Months Ended
                                                               September 30,                           September 30,
                                                         1999                 1998               1999                1998
                                                      -----------         -----------         -----------         -----------
Revenues                                              $ 2,016,107         $ 2,286,730         $ 5,922,993         $ 6,460,707
                                                      -----------         -----------         -----------         -----------

Operating expenses:
   Cost of sales                                          924,780           1,219,632           3,202,296           3,689,421
   Provision for doubtful accounts                         18,000              18,000              54,000              54,000
   Depreciation and amortization                          265,766             232,794             758,151             672,123
   General and administrative expenses                    894,460             672,416           2,470,594           1,950,760
                                                      -----------         -----------         -----------         -----------

      Total Operating Expenses                          2,103,006           2,142,842           6,485,041           6,366,304
                                                      -----------         -----------         -----------         -----------

      Operating Income (loss)                             (86,899)            143,888            (562,048)             94,403
                                                      -----------         -----------         -----------         -----------

Other income (expenses):
   Net gain (loss) on disposal of fixed assets           (262,534)             23,746            (122,398)             55,538
   Interest income                                         11,364               4,370              25,950               9,929
   Interest expense                                       (29,014)            (12,333)            (74,255)            (31,193)
                                                      -----------         -----------         -----------         -----------

Income (loss) before income taxes                        (367,083)            159,671            (732,751)            128,677
Income taxes                                               15,237              55,690              16,163              62,115
                                                      -----------         -----------         -----------         -----------

Net income (loss)                                     $  (382,320)        $   103,981         $  (748,914)        $    66,562
                                                      ===========         ===========         ===========         ===========

Weighted average common shares and common
    stock equivalents outstanding                       6,150,622           6,119,712           6,137,035           6,114,637
                                                      ===========         ===========         ===========         ===========

Basic and diluted net income (loss) per
     common share                                     $     (0.06)        $      0.02         $     (0.12)        $      0.01
                                                      ===========         ===========         ===========         ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                For the nine months ended September 30, 1999 and
                      For the year ended December 31, 1998


                                             Common                              Additional        Accumulated           Total
                                             stock             Common             paid-in            earnings         Stockholders'
                                             shares             stock              capital          (deficit)            Equity
                                           -----------        -----------        -----------       ------------       -----------
Balance at December 31, 1997                 6,103,412        $    61,034        $ 5,166,184       $  (208,645)       $ 5,018,573

Issuance of common stock for services           16,300                163             13,081                --             13,244

Net income for 1998                                 --                 --                 --            55,818             55,818
                                           -----------        -----------        -----------       -----------        -----------

Balance at December 31, 1998                 6,119,712             61,197          5,179,265          (152,827)         5,087,635

Issuance of common stock for services
(unaudited)                                     30,910                309             21,946                --             22,255

Net loss for 1999 (unaudited)                       --                 --                 --          (748,914)          (748,914)
                                           -----------        -----------        -----------       -----------        -----------

Balance at September  30, 1999
(unaudited)                                  6,150,622        $    61,506        $ 5,201,211       $  (901,741)       $ 4,360,976
                                           ===========        ===========        ===========       ===========        ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
     For the three months and nine months ended September 30, 1999 and 1998
                                    Unaudited

                                                                     Three months ended                  Nine months ended
                                                                        September 30,                       September 30,
                                                                   1999              1998               1999              1998
                                                                 ---------         ---------         ---------         ---------
Cash flows from operating activities:
    Net income (loss)                                            ($382,320)        $ 103,981         ($748,914)        $  66,562

    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
      Depreciation and amortization                                265,766           232,794           758,151           672,123
      Bad debt expense                                              18,000            18,000            54,000            54,000
      Common stock issued for services                                  --                --            22,255            13,244
      Loss (gain) on disposal/sale of fixed assets                 262,534           (23,746)          122,398           (55,538)
      Change in assets and liabilities:
        Accounts receivable                                        (60,755)          294,888          (235,775)          232,189
        Inventories                                                  3,050            88,226            47,303           153,956
        Prepaid expenses                                            33,024            28,541           108,615           (27,461)
        Notes receivable                                            38,297             7,222          (289,487)           21,216
        Accounts payable                                           204,179           (35,536)          100,136           (37,380)
        Accrued expenses                                           236,997          (242,560)          383,983            64,019
        Deferred revenue                                          (162,697)         (278,198)         (617,725)         (719,174)
                                                                 ---------         ---------         ---------         ---------

          Net cash provided by (used in) operating
            activities                                             456,075           193,612          (295,060)          437,756
                                                                 ---------         ---------         ---------         ---------

Cash flows from investing activities:
    Additions to property and equipment                           (347,577)          (84,640)         (689,888)         (526,862)
    Proceeds from sale of fixed assets                              45,850            35,266           796,678           283,891
    Dispositions (additions) from/to other assets                   75,504          (120,273)         (204,478)         (624,926)
                                                                 ---------         ---------         ---------         ---------

          Net cash used in investing
            activities                                            (226,223)         (169,647)          (97,688)         (867,897)
                                                                 ---------         ---------         ---------         ---------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                         50,000            38,001           615,000           179,477
    Repayment of notes payable                                    (158,755)          (53,027)         (358,290)         (221,197)
                                                                 ---------         ---------         ---------         ---------

          Net cash provided by (used in) financing
            activities                                            (108,755)          (15,026)          256,710           (41,720)
                                                                 ---------         ---------         ---------         ---------

Net decrease in cash and cash equivalents                          121,097             8,939          (136,038)         (471,861)

Cash and cash equivalents at beginning of period                    96,981           137,535           354,116           618,335
                                                                 ---------         ---------         ---------         ---------

Cash and cash equivalents at end of period                       $ 218,078         $ 146,474         $ 218,078         $ 146,474
                                                                 =========         =========         =========         =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

    Taxes                                                        $  14,715         $  55,690         $  15,641         $  62,115
                                                                 =========         =========         =========         =========

    Interest                                                     $  27,389         $  10,930         $  76,579         $  20,990
                                                                 =========         =========         =========         =========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months and nine months ended September 30, 1999 and 1998 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 1998.

      The differences between accounting principles generally accepted in the United States and Canada would not have a material impact on the accompanying financial statements.

2.    Non-cash Transactions

      During the first nine months ended September 30, 1999, radio rental inventory and service equipment were acquired in exchange for $236,000 of indebtedness.

3. Champion has a $700,000 line of credit with Chase Bank, N.A. The amount drawn on the line of credit as of September 30, 1999 is $525,000. The note contains a covenant that states the Company will maintain a tangible adjusted net worth in excess of $5,000,000. As of September 30, 1999, the Company is not in compliance; however, the bank has waived this covenant violation for the third quarter.

                      CHAMPION COMMUNICATION SERVICES, INC.
                         EARNINGS PER SHARE COMPUTATIONS
     For the three months and nine months ended September 30, 1999 and 1998
                                    Unaudited


                                                             Three Months Ended                     Six Months Ended
                                                                September 30,                         September 30,
                                                           1999               1998                1999               1998
                                                       -----------         -----------        -----------         -----------
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock           ($  382,320)        $   103,981        ($  748,914)        $    66,562

Shares used in earnings per share computations           6,150,622           6,119,712          6,137,035           6,114,637

Net income (loss) per weighted average common share    ($     0.06)        $      0.02        ($     0.12)        $      0.01
                                                       ===========         ===========        ===========         ===========


DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock           ($  382,320)        $   103,981        ($  748,914)        $    66,562
                                                       -----------         -----------        -----------         -----------

Shares used in earnings per share computation            6,150,622           6,119,712          6,137,035           6,114,637

Net income (loss) per weighted average common share    ($     0.06)        $      0.02        ($     0.12)        $      0.01
                                                       ===========         ===========        ===========         ===========



                                      COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                    COMPUTATIONS - BASIC

Outstanding common shares at beginning of period         6,150,622           6,119,712          6,119,712           6,103,412

Weighted average common shares issued during period             --                  --             17,323              11,225
                                                       -----------         -----------        -----------         -----------

Weighted average common shares used in earnings
   per share computation                                 6,150,622           6,119,712          6,137,035           6,114,637
                                                       ===========         ===========        ===========         ===========




                                      COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                   COMPUTATIONS - DILUTED


Outstanding common shares at beginning of period         6,150,622           6,119,712          6,119,712           6,103,412

Weighted average common shares issued during period             --                  --             17,323              11,255
                                                       -----------         -----------        -----------         -----------

Weighted average common shares used in earnings
   per share computation                                 6,150,622           6,119,712          6,137,035           6,114,667
                                                       ===========         ===========        ===========         ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended September 30, 1999 and 1998

      Total revenues in the third quarter of 1999 decreased $271,000 from $2,287,000 in 1998 to $2,016,000 in 1999. Cost of sales for the same periods decreased $295,000 from $1,220,000 in 1998 to $925,000 in 1999. Depreciation and
amortization increased from $233,000 for the third quarter 1998 to $266,000 for the third quarter 1999. General and administrative expenses increased $222,000 from $672,000 in the third quarter 1998 to $894,000 in the third quarter 1999. The third quarter operating loss for the third quarter 1999 was $87,000 as compared with an operating income of $144,000 for the third quarter 1998.

      The decrease in revenues for the third quarter is comprised of differences reported by the various segments. The third quarter 1999 reflects $60,000 in spectrum sales, or $433,000 less than recorded in the same quarter 1998. Dispatch revenues decreased $143,000 to $1,340,000 for the quarter ended September 30, 1999 from $1,483,000 in the same quarter 1998. This decrease resulted from the sale of community repeaters. Equipment sales, service and rental revenues increased $312,000 to $610,000, or 105%, for the third quarter 1999 as compared with third quarter 1998.

      The decrease in cost of sales is attributed to changes in the various segments. The cost of dispatch revenue decreased $434,000 for the quarter ended September 30, 1999 from the quarter ended September 30, 1998, due to reduced tower rent and maintenance costs as a result of the sale of community repeaters. The costs of equipment sales, service and rental increased $223,000 or 146% from $152,000 for the third quarter 1998 to $375,000 for the third quarter 1999, primarily due to increased equipment sales during the quarter. The remaining decrease of $84,000 in cost of sales for the third quarter resulted from fewer spectrum sales being closed during the period.

      Depreciation and amortization for the quarter ended September 30, 1999 was $266,000, an increase of $33,000 or 14% from $233,000 reported for the quarter ended September 30, 1998, due to the disposition of various community repeaters netted with new installation and acquisition of licenses.

      General and administrative expenses increased $222,000 to $894,000 from $672,000. The increase is primarily attributable to relocating the Woodlands sales, service, and rental offices and growth in the regional offices.

      The net loss for the quarter ended September 30, 1999 was $382,000 as compared with a net income of $104,000 for the quarter ended September 30, 1998. Although there were fewer spectrum sales during the quarter, the Company has executed contracts for several spectrum sales which will be reflected in future quarters as more fully discussed below. However, there can be no assurance that such sales will continue, and factors which could limit the Company's ability to derive revenue from spectrum sales include the Company's inability to acquire spectrum on favorable terms, reduced demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales of spectrum on favorable terms.

Results of Operations - Nine months ended September 30, 1999 and 1998

      Total revenues in the first nine months of 1999 decreased $538,000 from $6,461,000 in 1998 to $5,923,000 in 1999. Cost of sales for the same periods decreased $487,000 from $3,689,000 in 1998 to $3,202,000 in 1999. Depreciation and amortization increased from $672,000 for the first nine months of 1998 to $758,000 for the first nine months of 1999. General and administrative expenses increased $520,000 from $1,951,000 in the first nine months of 1998 to $2,471,000 in the first nine months of 1999. The operating loss for the nine months ended September 1999 was $562,000 as compared with an operating income of $94,000 for the nine months ended September 1998.

      The decrease in revenues for the first nine months of 1999 is comprised of differences reported by the various segments. Spectrum sales during the first nine months of 1999 were $60,000 compared to $1,093,000 recorded in the same period 1998. Dispatch revenues increased $15,000 to $4,170,000 for the nine months ended September 30, 1999 from $4,155,000 in the same period 1998. Equipment sales, service and rental revenues increased 43%, or $502,000 for the nine months of 1999 as compared with the same period of 1998 due to establishing and acquiring sales and service offices in metro markets.

      The decrease in cost of sales is attributed to changes in the various divisions. The cost of dispatch revenue decreased $421,000 for the nine months while cost of spectrum sales decreased $286,000 corresponding to reduced spectrum sales during this period. The costs of equipment sales, service and rental increased $220,000 from $688,000 for the nine months of 1998 to $908,000 for the same period 1999.

      Depreciation and amortization for the nine months ended September 30, 1999 was $758,000, an increase of $86,000 from $672,000 reported for the nine months ended September 30, 1998.

      General and administrative expenses were up $520,000 to $2,471,000 from $1,951,000. This increase is primarily attributable to the expansion of sales and service in The Woodlands and other regions.

      The net loss for the period ended September 30, 1999 was $749,000 as compared with net income of $67,000 for the period ended September 30, 1998 as a result of fewer spectrum sales to date. The Company has executed a contract for the sale of the Arizona licenses, systems and customers which will result in a capital gain of approximately $500,000 before income tax. The Company also has entered into contracts for the sale of spectrum with projected gross margin before income tax to be in excess of $500,000 which will be reflected in future quarters. These transactions are pending the required FCC consents and subsequent issuance of the licenses in the transferee's name. However, there can be no assurance that spectrum sales will continue, and factors which could reduce the Company's ability to generate revenue through spectrum sales include the Company's inability to acquire spectrum on favorable terms, demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales of spectrum on favorable terms.

Financial Condition and Liquidity

      The Company had $218,000 in cash and cash equivalents at September 30, 1999 as compared with $354,000 at December 31, 1998. The working capital of the Company at September 30, 1999 was a negative $990,000 as compared with a negative $543,000 at December 31, 1998. The decrease is attributable to regional expansion and fewer spectrum sales.

      Cash flows from operating activities were a positive $456,000 and $194,000 for the quarters ended September 30, 1999 and 1998, respectively, and a negative $295,000 and a positive $438,000 for the nine months ended September 30, 1999 and 1998, respectively. The cash flows from operating activities in 1998 included the closing of several spectrum sales.

      During the first nine months of 1999, the Company made draws on its line of credit totaling $575,000 and repaid $100,000 bearing interest at prime plus one percent per annum.

      Champion has a $700,000 line of credit with Chase Bank, N.A. The amount drawn on the line of credit as of September 30, 1999 is $525,000 which is classified as a current note payable in the accompanying balance sheet. The note contains a covenant that states the Company will maintain a tangible adjusted net worth in excess of $5,000,000. As of September 30, 1999, the Company is not in compliance; however, the bank has waived this covenant violation for the third quarter.


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

      The Company is continuing its evaluation of the effect of the Year 2000 problem on the Company's most significant customers and suppliers, and thus indirectly on the Company. At this time, the Company does not expect any adverse effect, if any, on the Company with respect to its customers and suppliers. The Company is working to obtain assurances from major suppliers and customers regarding their compliance with the Year 2000 issue.

      In addition to reviewing the Company's information technology systems, the Company has reviewed its non-information technology and systems that may include embedded chips for the Year 2000 compliance. The Company's assessment indicates that, due to the nature of the Company's operations, these technology systems do not represent an area of risk relative to Year 2000 readiness.

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


                           CHAMPION COMMUNICATION SERVICES, INC.



                           By: /s/ PAMELA R. COOPER
                               -------------------------------------------------
                               Pamela R. Cooper
                               Chief Financial Officer, Treasurer and Controller




Date: November 15, 1999

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
   27                         Financial Data Schedule