Form 10KSB40
period 1999-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2000-03-30
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1999.
Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

Transition Period From _____________to _____________

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
Yes   [X]     No    [ ]

State issuer's revenues for its most recent fiscal year.  $7,897,105

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 17, 2000, there were 6,150,622 shares of common stock, $0.01 par value, of the registrant issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2000 was $1,723,223 based upon the average bid and ask price of the common stock on such date of U.S. $0.713 per share. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% shareholders are affiliates.

                      CHAMPION COMMUNICATION SYSTEMS, INC.

                                                INDEX                              PAGE NUMBER

DOCUMENTS INCORPORATED BY REFERENCE .....................................................i

GLOSSARY OF TERMS ......................................................................ii


                                                PART I

ITEM 1.    DESCRIPTION OF BUSINESS.......................................................1

ITEM 2.    DESCRIPTION OF PROPERTY......................................................12

ITEM 3.    LEGAL PROCEEDINGS............................................................12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................12

                                                PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................12

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATION...............................................................14

ITEM 7.    FINANCIAL STATEMENTS.........................................................16

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................................16

                                                PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
              WITH SECTION 16(a) OF THE EXCHANGE ACT....................................17

ITEM 10.   EXECUTIVE COMPENSATION.......................................................17

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............17

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................17

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.............................................18

SIGNATURES..............................................................................22

                       DOCUMENTS INCORPORATED BY REFERENCE


           The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 2000 annual meeting of shareholders.


Item  9     Directors and Executive         Incorporated by reference from "Nominees for Election
            Officers of the Registrant      of Directors" of the Company's definitive proxy
                                            statement to be filed pursuant to Regulation 14A of the
                                            Securities Exchange Act of 1934, as amended (the "Exchange
                                            Act"), for the Company's 2000 annual meeting of shareholders.
                                            The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings
                                            "Nominees for Election as Directors" and "Executive Officers."

Item 10    Executive Compensation           Incorporated by reference from "Executive
                                            Compensation" of the Company's definitive proxy
                                            statement to be filed pursuant to Regulation 14A of the
                                            Exchange Act for the Company's 2000 annual meeting of
                                            shareholders.

Item 11    Security Ownership of            Incorporated by reference from "Security
           Certain Beneficial Owners        Ownership of Certain Beneficial Owners and
           and Management                   Management" of the Company's definitive proxy
                                            statement to be filed pursuant to Regulation 14A of the
                                            Exchange Act for the Company's 2000 annual meeting of
                                            shareholders.

Item 12    Certain Relationships and        Incorporated by reference from "Certain Relationships
           Related Transactions             and Related Transactions" of the Company's definitive
                                            proxy statement to be filed pursuant to Regulation 14A
                                            of the Exchange Act for the Company's 2000 annual
                                            meeting of shareholders.

                                GLOSSARY OF TERMS


Airtime Charges                      Charges to users of wireless communications
                                     services based on the actual minutes of
                                     use.

Analog                               A transmission method employing a
                                     continuous (rather than pulsed or digital) electrical signal that varies in amplitude or frequency in response to changes in sound or other input impressed on a transducer in the sending device. Current
                                     SMR technology primarily uses analog
                                     transmission.

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

Base Station                         A station located at a specified site
                                     authorized to communicate with mobile
                                     stations.

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

Commercial Mobile
Radio Service ("CMRS")               Mobile services that are provided for
                                     profit, are interconnected to the PSN and
                                     are available to the general public on a
                                     non-discriminatory basis. These CMRS
                                     providers historically have been referred
                                     to as "common carriers."

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

Extended Area ("EA")                 A specialized block of SMR spectrum within
                                     one (1) of the 175 Extended Areas as
                                     defined by the U.S. Department of Commerce
                                     Bureau of Economic Analysis.

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

                                     470-512 MHz - A group of frequencies
                                     operating with a narrow channel bandwidth, an unlimited number of users, and a limited number of units. Thus, user exclusivity on a particular frequency during a call is currently achievable in this band.

Frequency Coordinator                An entity or organization that has been
                                     certified by the FCC to recommend
                                     frequencies for use by PMRS and other
                                     wireless licensees.

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

Loading The capacity utilization of a land mobile communications system. The FCC requires licensees of PMRS systems to load a specified number of units per channel within a certain time frame or before certain actions can be taken. If a licensee does not meet this loading requirement, the FCC may take back a proportionate number of the licensee's unloaded channels.

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


                                     FCC resulted in a total of 51 MTAs. A MTA license authorizes a specific block of SMR
                                     Spectrum in one (1) of 51 MTAs.

900 MHz SMR                          As a group, the 200 channels of trunked
                                     SMR frequencies in the 900 MHz band with
                                     12.5 kHz channel bandwidth. The FCC
                                     initially licensed these channels only in
                                     the top 50 markets.  The FCC has auctioned
                                     all 900 MHz SMR channels for every MTA.

Paging                               A one-way communications service from a
                                     base station to mobile or fixed receivers that provides signaling or information transfer by such means as tone, tone-voice, tactile or optical readout. Paging services are provided on several bands, including the 450-512 MHz and 900 MHz bands.

PCS Personal Communications Services. The PCS is a wireless communication technology.
                                     It operates on the 900 MHz (narrowband)
                                     and on the 2 GHz (broadband) frequency
                                     bands. PCS is a radio communications
                                     service using mobile and ancillary fixed communication technologies to provide services for industry and business.
                                     This service can be integrated with a
                                     variety of competing networks. A broadband
                                     PCS, with a wider channel bandwidth,
                                     provides a greater variety of services
                                     than narrowband PCS (e.g., broadband can provide full voice and data transmission, but narrowband PCS generally is limited to one-way services).

Private Mobile Radio
Service ("PMRs")                     Two-way radio operations offering dispatch
                                     and other wireless communications
                                     services. These services generally cannot
                                     be interconnected to the PSN. An operator
                                     may provide such services on a
                                     discriminatory basis. Operators which
                                     provide dispatch services in the bands
                                     below 800 MHz, are regulated as PMRS
                                     licensees. These PMRS licensees
                                     historically have been referred to as
                                     "private carriers."

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

Spectrum A term generally applied to the range of electromagnetic radio frequencies used in the transmission of sound, data, and television.


Switch A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is the process of interconnecting circuits to form a transmission path between users.

T-Band                               The group of channels operating at 470-512
                                     MHz previously assigned to the UHF band.

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

Unit                                 A base, mobile or hand held radio.

Universal Licensing
Service("ULS")                       The FCC's electronic system for filing PMRS
                                     and other wireless applications,
                                     coordination data, and other accessory
                                     information.

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

                                   THE COMPANY

           The Company provides high-powered CR and Trunked dispatch services in the United States, currently serving approximately 2,400 customers utilizing 37,000 subscriber units (either radio or base stations) in 19 states in the United States. The Company's customers are principally businesses and government agencies located in both metropolitan and rural geographic areas.

           Dispatch services are offered on the 450-512 MHz and 800 MHz bands. Operators of these dispatch services are regulated as PMRS providers (i.e., private carriers) or as CMRS providers (i.e., common carriers). Under recent rule changes, an operator, like the Company, provides service pursuant to a frequency-specific, site-specific FCC license. Additionally, an operator, like the Company, may provide service to an entity which is, itself, licensed to operate on a specific frequency at a specific location. A repeater that is operated as a PMRS is subject to more relaxed regulatory requirements than a CMRS provider, such as cellular and certain SMR or ESMR licensees. See "Current Business - Regulation."

            The Company primarily offers its dispatch services in the 450-512 MHz band. It also operates conventional and Trunked dispatch services in the 800 MHz band. The Company is concentrating its business in the 450-512 MHz band because it believes that it can exploit economies of scale by providing extensive coverage, obtaining equipment at favorable prices and charging lower rates than its competitor's rates. However, there can be no assurance that this strategy will be effective. In both the 450-512 MHz and 800 MHz bands, the Company operates CRs without a license for individually licensed customers and it operates CRs and SMRs with its own FCC license. None of the Company's CRs or SMRs are interconnected to the PSN. Thus the Company's private carrier and SMR licenses all are in the PMRS category. As a PMRS licensee, the Company is subject to less stringent regulatory requirements than CMRS licensees.

           The Company has determined that UHF trunking is its primary goal for business operations in its targeted metropolitan areas. The company believes that achieving this goal has transformed the operations from a primarily conventional CR business to trunked technology in selected major metropolitan areas. This conversion has been accomplished by eliminating single site repeaters and capitalizing upon the ability to trunk numerous repeaters into a consolidated system with many channels offering wide geographic coverage.

           In the past, the Company has utilized independent dealers for sales and service activities. Currently, the Company manages its assets and customers through Company-owned sales and supporting services in the targeted markets as well as through the efforts of independent dealers.

           Management has observed that over the last decade most spectrum has increased in value, precipitated by a fixed supply and increasing utilization. In the process of securing a limited number of licenses for its own use, management of the Company discovered that it was highly successful at identifying and acquiring exclusive licenses after obtaining requisite FCC consent. The process is technical and lengthy. As a result of the Company's successes from 1996 through 1999 in securing exclusive licenses, the Company has been able to sell several licensed systems in excess of $5,800,000 after obtaining FCC consent. Based on this experience, management recognizes the value of spectrum and will continue to evaluate its position in each market to maximize value to the Company.

           The Company is a Delaware corporation. Its principal place of business is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380. The Company's telephone number is (281) 362-0144.

                                     HISTORY

           The Company was incorporated under the laws of the State of Delaware on September 29, 1994. In 1994, the Company acquired 1,501 CRs from Motorola through several agreements. There were no FCC licenses assigned to the Company as a part of this transaction.

           Since acquiring the CRs from Motorola, the Company evaluated its total mix of dispatch services and identified markets in which it had sufficient strength to build dispatch operations. The Company is gradually divesting itself of various dispatch operations outside the markets identified for development (after obtaining any necessary FCC consent). The Company also provides related operations, such as equipment rental and maintenance, licensing and related services for customers in its markets. In particular, in an effort to increase its subscriber capacity, overall network control and revenue potential, consistent with FCC rules, the Company has converted its systems in targeted markets to Trunked Systems. In both the 450-512 MHz band and the 800 MHz band, the Company, after obtaining any necessary FCC consents, converted many of the individual licenses held by its subscribers to consolidated licenses in its own name. As of March 1, 2000, the Company operated 677 repeaters and held 238 exclusive licenses of which 52 licenses, or 22%, are in the 800 MHz band; 172 licenses, or 72%, are in the 470-512 MHz band; and 14 licenses, or 6%, are in the 450-470 MHz band. In addition, the Company held 535 co-channeled licenses, of which 29 licenses are in the 800 MHz band, 158 licenses are in the 470-512 MHz band, and 348 licenses are in the 450-470 MHz band.

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

HISTORY OF DISPATCH NETWORKS

           The dispatch industry is comprised of operator-licensed systems and user-licensed systems. The Company currently provides both of these dispatch services. In the 800 MHz and 900 MHz bands, trunked dispatch systems are referred to as SMRs or ESMRs. These systems are operated by licensees that provide dispatch services to others for a monthly fee. In contrast, providers of dispatch services, such as the Company, derive revenues from the sale, rental and servicing of end-user equipment and from dispatch fees.

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

           In the United States, the FCC has exclusive responsibility for allocating radio frequencies assigned to non-government use. The FCC has established rules governing the licensing of, and operations on, such frequencies. The FCC grants licenses to use radio frequencies pursuant to formal applications from prospective users or operators, consistent with its spectrum allocation. The dispatch industry operates in various band segments, including the 450-512 MHz and 800 MHz bands. Within each band, channels are created by the allocation of specified bandwidths. See "Current Business - Regulation." The wireless mobile communications industry operates primarily within the UHF frequencies and can be categorized by operations in the following frequency ranges:

           450-512 MHz. Dispatch communications services are provided in the 450-512 MHz band to vehicle-mounted and hand-held portable two-way radio units. These services operate at a higher transmitter power level than other wireless services, such as cellular and PCS, yielding a greater service area. This band, which was developed in the 1950s, is populated by PMRS licensees, such as the Company and its customers.

           Users of the 450-512 MHz band have begun to experience channel congestion and spectrum crowding, especially in metropolitan areas. This spectrum is frequently incapable of handling the demands placed upon it, and users are often unable to find a clear channel. To remedy this situation, beginning in 1997 the FCC has adopted rules, and is considering additional rules, to promote more effective and efficient use of the bands below 512 MHz. These actions, which have been implemented as part of the FCC's ongoing "refarming proceeding," have increased and shall continue to increase, opportunities for the Company to use higher capacity trunking technology in these bands. See "Current Business - Regulation."

           800 MHz (SMR). Dispatch services are provided not only in the 450-512 MHz band, but also in the 800 MHz band. Due to technological developments and regulatory changes, 800 MHz band operators may elect to convert their systems from analog to digital. Conversion of systems to digital technology may make this band more appropriate for services other than dispatch. See "Current Business - Competition." If the Company gains exclusive use of frequency channels and trunking authority from the FCC, it will operate 800 MHz band systems in trunked repeater format.

           900 MHz. The 900 MHz band (SMR) analog operating format is very much like the 800 MHz band format. Initially, the FCC awarded 900 MHz band SMR licenses in the top 50 markets in the United States by lottery. In 1996, the FCC completed auctions for the remaining 900 MHz band SMR licenses to operate in 51 MTAs in the United States, Puerto Rico, United States Virgin Islands, Guam - Northern Mariana Islands and American Samoa. Specifically, 1,020 licenses were offered in these 51 MTAs, or 20 channels per MTA. The Company participated in the 900 MHz auction, but was not granted licenses as a result of its participation.

EMERGING TECHNOLOGIES

           The limited number of available frequencies, particularly in urban areas, has generated ongoing introduction of new and advanced technologies and applications that allow for better spectrum utilization. The first technology developed for that purpose was "trunking," which was developed in the late 1970s and which uses microprocessors to allow many users to share frequencies without interfering with one another. In non-trunked conventional systems, the channels assigned to each group of users are independent. If a channel is occupied by another conversation, the user has to wait, even though another channel in the system may be idle. The user may have to try several times before the channel is free. In contrast, trunking allocates messages to various frequencies in the most efficient way. In a "trunked" system, user calls are assigned to the first available channel and a different channel may be assigned for each transmission during the same conversation. The trunked system therefore can handle more call traffic with a given number of channels. In addition, the channel "switching" on a trunked system makes eavesdropping more difficult and therefore enhances the privacy of conversations.

           Advances in digital technology are improving spectrum efficiency and increasing loading capacity (the use of a channel by subscriber radios). Use of digital rather than analog transmission expands channel capacity by a factor of two, three or more times.

           The Company is currently using trunking technology to serve more customers with either new or upgraded existing equipment. Depending upon cost and competitive factors, the Company also might implement digital technology to increase its customer base even further. However, the Company has no current plans to convert to digital technology.

                                CURRENT BUSINESS

GENERAL

           The Company provides high-powered repeater dispatch services in 19 states in the United States. The Company currently serves approximately 2,400 customers utilizing 37,000 two-way radio units. The Company provides its customers, primarily business and governmental agencies, with equipment, equipment rentals and dispatch services. Under applicable FCC rules, the Company is not required to obtain FCC licenses for those CR systems serving individually-licensed customers. However, the Company is licensed by the FCC to operate its Trunked Systems serving customers which do not have their own licenses.

           Pursuant to several contracts with Motorola executed in 1994 (the "Motorola Agreements"), the Company acquired 1,501 CRs. There were no FCC licenses assigned to the Company as part of this transaction. The Company historically has operated CRs and trunked repeaters exclusively for dispatch purposes. It is expanding the dispatch services provided to include data transmission which allows text messaging and vehicle tracking by satellite.

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

           450-512 MHz REPEATER OPERATIONS. The Company conducts the majority of its operations in the 450-512 MHz frequency band. The Company is actively pursuing widespread utilization of trunking technology for its systems in this band. A trunked 450-512 MHz band repeater is superior to a conventional repeater in that trunked systems make more channels available to handle calls and thus provide greater capacity than conventional systems. See "The Dispatch Industry - New Technologies." The trunked repeater format also provides the customer with more calls and faster calls than a conventional system. See "The Dispatch Industry - New Technologies." These factors, in turn, allow a greater number of users to make more calls than a conventional system, which should generate additional revenues for the Company. The trunked 450-512 MHz band repeaters function similarly to 800 MHz band trunked SMR systems. Although the Company's systems are not interconnected to PSN, if they were, they would be comparable to cellular telephone technology.

           The Company has converted its original 450-512 MHz band repeaters to the LTR trunking format. Concurrently, the Company has sold or removed the majority of its CRs in non-core rural areas. The planned conversion to trunked operations has involved obtaining exclusive use of a frequency by being assigned individual user licenses, claiming licenses for unused channels, and receiving all necessary FCC approvals. There can be no assurance that the Company will continue to obtain requisite licenses, however substantial conversion is completed.

           The 470-512 MHz portion of the 450-512 MHz band is available in the top 13 U.S. major metropolitan areas and is known commonly as the T-Band. Operation on the T-Band is particularly advantageous as it contains the only frequencies in the 450-512 MHz band on which exclusive business radio service channels are available. The Company operates approximately 250 T-Band repeaters in its metropolitan areas. Exclusive channels are superior to co-channel operations because an operator, such as the Company, has more available capacity and less restrictions on service provision. As of March 1, 2000, the Company has been granted 330 T-Band channels in good standing in the Houston, Dallas/Ft. Worth, San Francisco Bay, Washington/Baltimore and Chicago areas. Through these efforts, the Company has gained exclusive control over channels in these areas (with appropriate FCC approvals), and now operates trunked repeaters in Houston, Dallas/Ft. Worth, Northern California, Washington/Baltimore and Chicago. As of March 1, 2000, the Company holds 172 exclusive use licenses and an additional 158 non-exclusive licenses. The Company's Spectrum Division has dedicated considerable effort to removing dormant or otherwise unnecessary co-channel licenses, generally through purchases or trades (with FCC consent). There can be no assurance that the Company will be able to continue to obtain exclusive control over all or substantially all of these channels.

           800 MHz REPEATER OPERATIONS. Under the Motorola Agreements, the Company acquired 92 CRs in the 800 MHz band. As with the 450-512 MHz band CRs which were acquired from Motorola, the 800 MHz band CR licenses were held by the users. Through license filings and assignments, the Company has been successful (with FCC consent) in obtaining a number of licenses for its own benefit in this band. With appropriate FCC consent, twenty of these licenses were cleared to an exclusive status. The related systems were sold in 1997 for in excess of $3,500,000. In 1998, another five systems were sold with FCC consent for $1,100,000. In late 1997, the FCC auctioned all 800 MHz band SMR licenses in the 175 EAs, including those markets that had been subject to an application freeze. The Company with FCC consent sold and traded other systems and currently operates 37 repeaters in Northern California, of which 26 have been converted, with FCC approval to SMRs, while the remainder continue to be operated in the CR format. It is the intention of the Company to continue expanding its 800 MHz operations in Northern California. There can be no assurance that the Company will be granted exclusive licenses, and FCC approval for all assignments and sales, will be successful in concluding additional assignments or will realize profit from such transactions. The Company's inability to carry out this strategy could have a material adverse effect on its business.

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

           As of March 1, the Company held 224 exclusive and 187 co-channeled licenses in the 450-512 MHz and 800 MHz bandwidth. Existing constructed Trunked Systems capacity is deemed to be 22,000 units. If these systems were fully loaded, the Company would anticipate revenues of approximately $5,293,500 per year and estimated gross operating margin of approximately $3,946,500 per year. However, there can be no assurance that the Company will be able to successfully load to construction capacity. The assets associated with the Trunked Systems which give rise to this existing revenue potential are valued on the balance sheet at $2,091,000. The Company believes that the efforts necessary to achieve these results will span several years, however there is no assurance that the Company will be successful in these efforts. It is the intention of management to bring the intrinsic value to fruition by continuing to sell non-strategic assets and creating cash flow through systematic loading.

           Under the Motorola Agreements, the Company also purchased 92 unlicensed 800 MHz band CRs. At that time, the Company believed that, if it obtained FCC consent to assignments of a sufficient number of
800 MHz band licenses, it could obtain exclusivity over the related channels and could then enhance the value of the assets. The Company has achieved this objective by obtaining FCC consent to convert 26 of these unlicensed CRs to four
(4) 800 MHz Trunked Systems for which it now holds the exclusive license. By enhancing the value of its assets in this manner, the Company has realized approximately $5.8 million from the assignment and sales since 1996.

           SPECTRUM. Spectrum is critical in the communications business. Without spectrum on which to operate, the best communications equipment is worthless. The Company is spending considerable funds to acquire FCC licensed stations to provide dispatch services. The Company is receiving assignments of these licenses, and the corollary right to use the spectrum, through FCC approved purchases of existing systems and through FCC grant of new licenses. The Company anticipates that these efforts will be ongoing. There can be no assurance that the Company will be successful in any or all of these efforts to obtain the rights to use the spectrum.

           Specifically, the Company is actively pursuing additional licenses from the FCC to operate on the 470-512 MHz T-Band channels. As the FCC grants these licenses, the Company intends to construct such T-Band systems. The Company anticipates that, after constructing T-Band systems, its next licensing project will involve obtaining FCC consent to convert the individual 450-470 MHz band customer licenses using the Company's CRs to FB-6 (Private Carrier) Classification in the selected markets, which would result in the Company becoming the licensee of a trunked system using the formerly individually-licensed channels. The Company also participated in the filing for offset channel licenses from the FCC (i.e., new narrowband channels located adjacent to existing channels). As of March 1, 2000, the Company has been granted 6 licenses by the FCC for offset channels in the 470-512 MHz band.

           In 1997, as part of its "refarming" proceeding, the FCC adopted a consolidation plan and related rules for the PMRS bands below 800 MHz. These rules changed how the frequencies are assigned, established a method for PMRS users to implement highly efficient trunked systems in the bands below 800 MHz and provided for operation of offset channels in the 450-470 MHz band. See "Regulation."

           EQUIPMENT RENTAL. To augment its sales activities, the Company has established a Rental Division. This division currently rents approximately 900 units. The Company provides equipment rental directly to customers, as well as through approved dealers.

COMPETITION

           The Company faces intense competition from the following types of operations:

           OTHER 450-512 MHz BAND CR OPERATORS. The Company currently competes with many other 450-512 MHz band CR operators. With FCC approval, the Company has converted its Metropolitan Area 450-512 MHz band CRs from user-licensed conventional operations to the trunked multi-channel format. Although the Company believes that this conversion will help distinguish it from the 450-512 MHz conventional CR operators, there can be no assurance that the Company will continue to expand its conversion to the trunked multi-channel format or that such conversion will indeed distinguish the Company from conventional CR operators. In addition, a limited number of paging operations are provided in the 450-512 MHz band, but the Company does not anticipate that these services will compete with its repeater dispatch services in this band.

           UHF TRUNKING. Since the FCC permitted the trunking of the UHF channels in 1996, considerable competition has evolved in the UHF trunking market.

           CELLULAR TELEPHONE SYSTEMS. The Company currently competes, and believes that it will continue to compete, with cellular telephone systems to a great extent. The Company charges a flat monthly rate for its services. By contrast, cellular charges are primarily based on minutes of use. Additionally, cellular service providers typically charge for a call whether the user placed or received the call. Because many wireless calls are mobile-to-mobile, cellular calls from one user to another result in two air time charges, one charge for the caller and one charge for the receiver. Large fleet operators may find cellular costs prohibitive, although extremely small fleets may be in a position to justify the cost of cellular service. The Company believes that cellular telephones are not an economical solution for medium to large dispatch users, and that CRs offer a cost-effective alternative for high volume users of cellular telephone services. Cellular is also limited to point- to- point communication. Dispatch provides communication to entire worker groups, select members of worker groups or one to one from among the members. However, this price advantage could change because the FCC is considering imposing a "calling party pays" requirement on cellular carriers.

           800 MHz BAND SMR OPERATORS. The FCC permits 800 MHz band SMR operators to convert their systems from analog to digital. Nextel, the largest SMR operator in the United States, is in the process of converting its analog technology to digital, beginning with its major metropolitan area systems. Conversion to the digital technology requires capital investment, and the Company believes that companies that convert may be required to increase their prices to recoup their capital costs. These factors may price digital 800 MHz band operators out of the dispatch market and into the cellular telephone market. For this reason, the Company believes 800 MHz band SMR digital operators will not represent a significant competitive threat. However, there can be no assurance that this will be the case.

           The 800 MHz band SMR operators that retain analog technology probably will continue to concentrate on dispatch services and therefore will continue to compete with the Company. The Company believes that eventually many of these 800 MHz band SMR analog providers may be acquired by large digital operators interested in obtaining their rights to additional spectrum so that loading capacity could be optimized. However, there can be no assurance that such acquisitions will take place or that the 800 MHz band SMR operators will not continue to create significant competition for the Company.

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

           In addition to the existing 900 MHz band SMRs in the top 50 markets, the FCC auctioned 900 MHz band systems in 51 MTAs during 1996. The Company unsuccessfully participated in this auction. Per channel costs for the 900 MHz band systems averaged in excess of $10,000 each in the auction. In contrast, many licenses that the Company holds in the 450-512 MHz band cost less than $1,000 per channel. There can be no assurance, however, that the Company will be able to continue obtaining licensed systems for this price.

           Initially, the Company expects that the auctioned 900 MHz band licensees will operate using analog technology. In some cases, the auction price paid by the 900 MHz licensees per channel indicates that a higher rate may be charged to each subscriber to produce a desired rate of return on the investment. The Company believes that the comparative low cost of the Company's dispatch services may result in lower, more competitive rates for its subscribers. In addition, because of the high prices paid for spectrum in the 900 MHz band auction, the Company believes it is unlikely that analog technology based services, such as dispatch services, will be offered on the 900 MHz band on a long-term basis. However, there can be no assurance that 900 MHz band services will be more expensive than the Company's services or that dispatch will not continue to be offered by 900 MHz band operators. Competition from 900 MHz band operators could have a material adverse effect on the Company.

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

           PCS OPERATORS. The Personal Communications Service was established by the FCC in 1994, when it adopted Part 24 of its Rules. The FCC established two classes of PCS, broadband and narrowband. It awarded several authorizations in each class in each of the Metropolitan Trading Areas or Basic Trading Areas.

           Broadband PCS offers a cellular phone-like service for a significantly reduced price. Broadband PCS is broadly defined by the FCC as radio communications encompassing mobile and ancillary fixed communication services for individuals and businesses that can be integrated with a variety of competing networks.

           The Broadband PCS authorizations awarded in the FCC's auctions granted the use of different spectrum blocks, ranging from 10 MHz to 30 MHz in various specified service areas. Further auctions of these frequency blocks are intended in 2000.

           Narrowband PCS is defined as a family of mobile or portable radio services that may be used to provide wireless telephony, data transmission, advanced paging and other services to individuals and businesses. Narrowband PCS may be integrated with a variety of competing networks.

           Narrowband PCS uses less than one voice grade channel. Narrowband PCS likely will be used to provide new services, such as voice message paging, two-way acknowledgment paging and other text-based services. Licenses were awarded on a nationwide regional MTA and ETA basis.

           A substantial number of the companies which were high-bidders at the PCS auctions were existing communication service providers or joint ventures involving existing communications service providers. The Company anticipates that PCS will be interchangeable with existing cellular and paging services.

           At this time, the impact of PCS growth on the Company's business is uncertain. Although some PCS providers have also gained a significant presence, cellular service providers have suffered the impact of their presence most significantly. It is unclear whether PCS providers will expand their service offerings to include dispatch-like services. Given the high cost of entry, the Company anticipates that any entry into the low-cost dispatch services will be delayed pending saturation of the higher-priced cellular service market.

REGULATION

           The FCC regulates the construction, operation and acquisition of wireless communications systems, such as those operated by the Company, under the Communications Act of 1934, as amended (the "Communications Act"), and pursuant to the FCC's rules and policies adopted thereunder. The FCC rules governing wireless communications are highly technical and subject to change. The Company believes it is in material compliance with FCC licensing, loading, technical and operating requirements. The Company has not received any notification of problems or material deficiencies from the FCC.

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

           LICENSING. In order to provide dispatch services, the Company does not need an FCC license if its customers are licensed. Most licenses in the 450-512 MHz, 800 MHz and 900 MHz bands are granted for 5-year or 10-year terms. However, the FCC is considering granting all PMRS licenses for a 10-year term and extending existing 5-year licenses to the same 10-year term. License renewals are generally pro forma, absent material licensee misconduct or failure to meet applicable construction and loading requirements. To the extent that the Company operates its own systems in the 450-512 MHz or 800 MHz bands, it is subject to the same licensing and related requirements as its customers. All of the licenses issued to the Company and managed by the Company began to expire after May 24, 1999, and to date all appropriate renewals have been granted by the FCC. While the FCC generally grants renewal of PMRS licenses in routine fashion, these licensees are not entitled to a renewal expectancy. There can be no assurance that the FCC will continue its current renewal practices.

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

           The ULS is being implemented. Once this system is fully implemented, it will be beneficial to the Company because it will in expedite FCC application processing and provide more efficient access to industry data.

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

           CHANNEL LOADING REQUIREMENTS. Presently, the FCC does not require that a 450-470 MHz band PMRS system operator load a system with a specified number of radio units within a prescribed time frame. However, the 470-490 MHz T-Band is subject to loading requirements. Loading requirements also apply to 800 MHz and 900 MHz band SMR licensees. If a licensee does not meet loading levels, the FCC may take back channels or cancel the license. A licensee that loses channels cannot reapply for any channels at that location for a specified period. As discussed above under "System Construction," the Company continually monitors its compliance with general FCC requirements, including loading requirements.

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

           INTERCONNECTION WITH PUBLIC SWITCHED NETWORK. Under the Communications Act, wireless communications operators can provide their customers with mobile radio services interconnected to the PSN. Because these operators have access to the local telephone carrier, subscribers communicate with non-subscribers. If the operator provides such interconnection to the PSN on a "for-profit" basis, the FCC likely will regulate the operator as a CMRS provider. The Company does not offer interconnected service.

           REFARMING PROCEEDING. In its "refarming" proceeding, the FCC adopted rules to relieve congestion in the land mobile bands below 800 MHz. These new rules became effective August 1, 1996. The rules (i) increase the number of channels available on an exclusive basis by requiring conversion to narrowband technologies; (ii) provide a phased-in 10-year transition for operators and manufacturers to comply fully with the new requirements; (iii) permit narrowband licensees to aggregate channels so they can provide service on a wide area basis; and (iv) protect existing operators from harmful interference. On February 14, 1997, additional "refarming" rules became effective which clarify certain initial rules, modify the transition plan for compliance with the new rules and provide coordinators greater flexibility in assigning frequencies. Later in 1997, the FCC adopted rules providing for consolidation of operations in the bands below 800 MHz, implementation of highly efficient Trunked systems, and disposition of offset channels in the 450-470 MHz band. See "Business Strategy--Spectrum."

           Finally, in late 1999, as part of the "refarming" proceeding, the FCC took the following actions with respect to its licensing of 800 MHz SMR systems:
(i) adopted more specific service rules and clarified the rights and obligations for operation on the lower 230 channels (including permitting EA licenses on the lower 80 SMR and general category channels to switch between CMRS and PMRS services, provided that channels designated exclusively for SMRs continue to be used for SMRs; (ii) established procedures for relocating incumbent SMR licensee to the lower channels; and (iii) affirmed all remaining 800 MHz SMR channels will be subject to auction, which have now been scheduled for later in 2000. It is uncertain at this time what impact, if any, these actions will have on the Company.

           The FCC is also considering other issues that could benefit the Company, such as imposing user fees, implementing further license auctions and relaxing requirements for Trunked service. These new proposed rules could make it easier for the Company to expand its footprint and scope of operations but at greater expense. In particular, if the FCC holds auctions in the 450-512 MHz band, the Company, as an established provider of services in this band, may be able to secure exclusive license status in some of its markets. However, there can be no assurance that the proposed rules will be adopted, that the Company would be able to secure exclusive licenses if they were made available, that the Company will be able to expand its footprint or that the Company would be successful in any FCC auction. In addition, the "refarming" proceeding has been controversial and could take several more years to complete. Thus, the impact this proposal may have on the Company's operations is uncertain.

           REGULATORY RECLASSIFICATION. Under the Omnibus Budget Reconciliation Act of 1993, the Communications Act was amended to establish two new regulatory categories that involve certain Company businesses. Instead of distinguishing between private carriers and common carriers, the FCC now must distinguish between PMRS providers and CMRS providers. In general, CMRS providers are subject to regulatory requirements comparable to the requirements for common carriers and PMRS providers are subject to regulatory requirements comparable to the requirements for private carriers. The FCC has classified all private carrier licensees within the 450-512 MHz refarming bands, except Business Radio Service licensees, as PMRS providers. One of the criteria for determining if a carrier is subject to CMRS regulation, however, is if it provides interconnection to the PSN. Since the Company does not offer such interconnection, it is currently classified as a PMRS provider and is generally free from the uniform rules applicable to CMRS providers. If the Company decided to upgrade its services and provide interconnection to the PSN, it likely then would be classified as a CMRS provider. The interconnection to PSN, if deemed appropriate in the Company's business strategy, could provide another source of revenue.

           SMR. The FCC has ruled that 800 MHz band SMR systems, to the extent possible, should be licensed on a wide-area basis and should be subject to auctions. Similar licensing requirements have been imposed upon 900 MHz band SMR licensees. In addition, certain limits on aggregate spectrum held by CMRS licensees, including SMR operators, have been imposed. As a result of these changes, the Company believes that its licensed 800 MHz band systems may be attractive to prospective purchasers. However, the FCC is considering relaxing or eliminating this spectrum cap, and the Company cannot predict whether or when such action might be taken, what such action might be, or what impact, if any, it could have on the Company's business.

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

           REGULATION OF RADIO TOWERS. The FCC, the Federal Aviation Administration and certain state and local government agencies regulate radio towers with respect to geographic location, height, construction standards and tower maintenance. Failure to maintain radio towers in compliance with regulations can result in penalties to the tower owner or operator. Compliance with lighting and painting requirements is particularly important. The Company believes each tower it uses is in material compliance with applicable regulations. The Company maintains liability insurance to protect it from third party claims relating to non-compliance with tower regulations.

           REGULATORY DEVELOPMENTS. The FCC is considering regulatory changes that may affect the Company's businesses. These changes involve PMRS licensing, including ongoing implementation of the Telecommunications Act of 1996, deployment of broadband wireless technology, and adoption of consumer obligations and public safety requirements. However, it is uncertain at this time what impact, if any, these changes could have on the Company's operations.

OPERATIONS

           The Company performs billing, maintenance of subscriber records, FCC licensing activities and equipment leasing at its Woodlands, Texas headquarters.

           The Company's operations are divided into five business regions as follows: Houston, Dallas/Ft. Worth, Northern California, Chicago, and Washington D.C./Baltimore. A manager oversees each region and selected regions have a full staff of sales and service personnel. The manager's responsibility is to sell and service customer's equipment and Company owned infrastructure. The manager is also responsible for encouraging independent dealers to load the Company's systems.

EMPLOYEES

           As of March 1, 2000, the Company employed 38 people of whom all are employed on a full-time basis. None of the Company's employees belong to a union.

ITEM 2.  DESCRIPTION OF PROPERTY

           The Company leases 4,738 square feet of office space and 1,525 square feet of warehouse space in The Woodlands, Texas, a suburb of Houston, Texas, where its principal offices are located. In addition, satellite regional offices are located in Northern California, Chicago, Dallas and Virginia.

           The Company leases antenna and repeater space on approximately 290 tower sites. Other than its leases on the Sears Tower in Chicago, Illinois, and Allied Tower in Houston, Texas, no one lease is material to the business of the Company. The leases are generally for terms of one year and month-to-month thereafter.

ITEM 3.  LEGAL PROCEEDINGS

           From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. On November 13, 1998, the Federal Communications Commission's ("Commission") Compliance and Information Bureau ("CIB") for the Chicago, Illinois region, issued a Notice of Violation ("Notice") to the Company, alleging that the Company operated the single-channel shared community repeater station WIM351 in violation of the Commission's rules. On November 25, 1998, the Company defended the allegations, and asserted that it operates in full compliance with the Commission's rules and policies. The Company has substantial defenses to the Notice of Violations, based upon informal letters and other documents published by the Commission that appear to permit the practice at issue. The Company at this time is unable to predict the outcome and the FCC has not notified the Company of any pursuit of this matter. Although the proceeding involves a single community repeater station, an adverse decision in this proceeding could impact the Company's decentralized trunking operation nationwide.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock is currently traded on the Canadian Dealing Network and trading commenced in July 1997 on the U.S. OTC Bulletin Board. During the year ended December 31, 1998, and December 31, 1999, the high and low bid prices were as follows:

                              U. S. OTC Bulletin Board             Canadian Dealing Network
                             (All amounts are in U.S. $)          (All amounts are in CDN $)
                             ---------------------------          --------------------------
        Date                   High               Low               High              Low
        ----                 -------            --------           ------            -------
March 31, 1998                $1.250            $0.625             $1.500            $1.250
June 30, 1998                 $1.500            $0.812             $1.750            $1.250
September 30, 1998            $0.937            $0.500             $1.000            $1.000
December 31, 1998             $1.031            $0.312             $1.250            $0.700
March 31, 1999                $1.031            $0.312             $1.100            $0.400
June 30, 1999                 $1.000            $0.688             $0.900            $0.500
September 30, 1999            $1.000            $0.625             $1.250            $1.000
December 31, 1999             $0.750            $0.312             $0.750            $0.500


The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.

As of March 1, 2000, the Company's Common Stock was held by 141 stockholders of record.

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

           For information concerning recent sales of unregistered securities, see Item 10, "Executive Compensation -- Outstanding Options." The fiscal 1999 options therein described were granted by the Company during the past fiscal year to 6 of its officers, employees and directors. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2), as not involving any public offering. At an appropriate time, the Company expects to file a registration statement on Form S-8 to register the transactions relating to the grant and exercise of these options. The following options were granted as additional compensation for employee and non-employee director services:

                                   No. of Options              Exercise
Date of Grant                        Granted                    Price
-------------                      --------------              --------
April 16, 1999                         75,000                   $0.875
May 17, 1999                           50,000                   $0.875
December 31, 1999                       3,000                   $0.500

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

RESULTS OF OPERATIONS

           Total revenues for 1999 were $7,897,000, a decrease of $713,000, or 8%, from 1998. Lower revenues were the result of decreases in spectrum sales and dispatch revenue partially offset by increases in revenue from equipment sales, rental and service. Gross spectrum system sales and licensing revenues decreased from $1,336,000 in 1998 to $117,000 in 1999. Spectrum system sales are sporadic in nature as they rely upon the FCC approval for the assignment of licenses. Dispatch revenue totaled $5,461,000 in 1999, a decrease of $280,000 or 5% from 1998, due in large part to the sale and removal of uneconomical repeaters in the rural community repeater areas. Equipment sales increased $569,000 to $1,562,000 in 1999 as a result of expanded regional sales and service facilities. Radio rental revenues increased from $382,000 in 1998 to $464,000 in 1999, a 22% increase. Service revenue totaled $283,000 in 1999, an increase of $158,000 compared to 1998, as a result of the expansion in the regional markets. Miscellaneous revenues decreased $23,000 from 1998 to 1999.

           Costs of sales decreased to $4,202,000 in 1999 from $4,826,000 in 1998. The costs of spectrum systems sales decreased 81% from 1998 to $61,000 for the year ended December 31, 1999 as a result of fewer spectrum system sales closed during 1999. Dispatch costs and expenses were $2,906,000 for 1999 as compared with $3,630,000 for 1998, a decrease of 20% or $724,000. The decrease in dispatch costs is due to reduced tower rent and maintenance as a result of the sale and removal of non-productive community repeaters. The costs of equipment sales and service increased to $1,208,000 in 1999 from $841,000 in 1998 for an increase of 44% corresponding to increased gross sales. Radio rental costs were $26,000 for 1999, an increase from $22,000 for 1998.

           Depreciation and amortization increased to $1,021,000 in 1999 from $905,000 in 1998. The increase of $116,000, or 13% from 1998 is attributed to the disposition of rural community repeaters netted with new installation and acquisition of licenses in the metro markets.

           General and administrative expenses increased $666,000 to $3,410,000 for 1999 from $2,744,000 for 1998. The increase is primarily attributable to expansion of sales and service in The Woodlands offices, growth in the other regional offices, expansion of spectrum activities, and outside services for Y2K compliance.

           The Company incurred a net loss in 1999 of $593,000 on the removal of repeaters as compared with a net gain of $52,000 for 1998. This net loss is a result of the removal of non-productive assets outside the metropolitan areas, which is a phase of the Company's continuing overall business plan to migrate from the rural community repeater areas to the metropolitan trunked repeaters. Interest income for 1999 was $39,000 as compared with $12,000 for 1998. Interest expense for the year ended December 31, 1999 was $103,000, an increase of $49,000 from interest expense of $54,000 for 1998. This increase in interest expense is primarily due to increased draws on the Company's line of credit.

           The Company reported a net loss for 1999 of $1,353,000 as compared to net income of $56,000 for 1998, and a basic and diluted net loss per common share for 1999 of $0.22 compared with basic and diluted net income per common share of $0.01 for 1998. The net loss in 1999 is primarily due to loss incurred from the disposition of the rural community repeaters and to fewer spectrum sales during the year. As previously discussed the Company made the decision to withdraw from community repeater communication solutions in favor of the advanced technology of trunked radio systems in its five chosen markets. Accordingly $593,000 of assets have been written off during 1999.

           The Company has executed a contract for the sale of its Arizona licenses, systems and customers with a net book value of approximately $300,000, which, if approved by the FCC, will result in a capital gain of approximately $600,000 before income taxes. The Company also has entered into contracts for the sale of spectrum with projected gross margins before income taxes to be in excess of $500,000, which, assuming FCC approval will be reflected in future quarters. These transactions are pending the required FCC consents and subsequent issuance of the licenses in the transferee's name. However, there can be no assurance that the FCC will consent to the consummation of these similar transactions or that license assignments will continue, and factors which could reduce the Company's ability to generate revenue through such transactions include the Company's inability to acquire licensed operations on favorable terms, demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales on favorable terms.

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 1999, the Company had cash and cash equivalents of approximately $376,000.

           The working capital of the Company was a negative $1,200,000 at December 31, 1999 as compared with a negative $543,000 at December 31, 1998. The working capital decrease in 1999 is primarily due to the net loss from operations and to the capital improvements funded from operations.

           Depreciation and amortization comprised $1,021,000 of the $1,353,000 net loss for 1999 while it decreased net income by $905,000 for 1998. Net cash provided by operating activities was $307,000 for 1999 and provided net cash of $963,000 for 1998.

           Net cash used in investing activities was $725,000 for 1999 as compared with $1,195,000 for 1998 reflecting expansion of the Company's infrastructure to accommodate the planned migration to trunking in the targeted metropolitan markets.

           Net cash provided by financing activities was $440,000 in 1999 and in 1998 $32,000 was used in financing activities. The Company had an increase in cash and cash equivalents of $22,000 for 1999 and a decrease of $264,000 to 1998.

           The Company's negative working capital in 1999 reflects the start-up of various divisions and the subsequent efforts to develop, expand and procure licensed systems to migrate the operations from the rural areas to the trunked metropolitan markets targeted by the Company as well as to obtain systems for resale.

           The Company closed on several sales of licensed systems in the 800 MHz band during 1999. The Company plans to continue to obtain licensed systems for resale; however, there can be no assurance that these sales will continue in this manner. Failure to do so could have a material adverse effect on the Company's cash flows and available working capital.

           During 1999 the Company acquired $615,000 of communications and related equipment. These capital expenditures were financed in part by borrowing from commercial financing institutions. As of December 31, 1999, the Company's current liabilities included $767,000 owed to four commercial lenders and three individuals with varying repayment terms.

NEW ACCOUNTING PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

YEAR 2000

           Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems may not have correctly recognized the year 2000 causing computer applications to fail or to create erroneous results. The Company recognized this as a potential risk and implemented a plan to address the Year 2000 issue. In implementing the plan, the Company identified, tested and corrected potential Year 2000 problems, assessed potential impacts from outside parties, and developed contingency plans for business interruptions after the date rollover.

           Since the date rollover on January 1, 2000 the Company has not experienced any material adverse impacts due to the Year 2000 issue. While the primary risk to the Company with respect to the Year 2000 issue continues to be the inability for third parties to provide goods and services in a timely and accurate manner, to date, the Company is not aware of any such disruption. As a result, the Company does not expect any remaining Year 2000 risks to have a material adverse impact to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           Information concerning Directors and Executive Officers of the Company is incorporated in reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on June 2, 2000. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers."

ITEM 10.   EXECUTIVE  COMPENSATION

           Information concerning Executive Compensation is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on June 2, 2000. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation."

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on June 2, 2000. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information concerning Certain Relationships and Related Transactions is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders to be held on June 2, 2000. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Documents filed as part of this report.

                                                                                                      Page
1.         Financial Statements:
                  Report of Independent Certified Public Accountants ................................. F-2

                  Balance Sheets, December 31, 1999 and 1998 ......................................... F-3

                  Statements of Operations, Years Ended December 31, 1999 and 1998 ................... F-4

                  Statements of Changes in Stockholders' Equity, Years Ended
                           December 31, 1999 and 1998 ................................................ F-5

                  Statements of Cash Flows, Years Ended December 31, 1999 and 1998 ................... F-6

                  Notes to Financial Statements ...................................................... F-7

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

10.1          [omitted]                                          [omitted]

10.2          [omitted]                                          [omitted]

10.3          [omitted]                                          [omitted]

10.4          [omitted]                                          [omitted]

10.5          [omitted]                                          [omitted]

10.6          [omitted]                                          [omitted]

10.7          [omitted]                                          [omitted]

10.8          [omitted]                                          [omitted]

10.9          [omitted]                                          [omitted]

10.10         [omitted]                                          [omitted]

10.11         [omitted]                                          [omitted]

10.12         [omitted]                                          [omitted]

                                                                                 INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
------                           -----------                                     ---------------
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

10.20         [omitted]                                          [omitted]

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

10.23         [omitted]                                          [omitted]

10.24         [omitted]                                          [omitted]

10.25         [omitted]                                          [omitted]

10.26         [omitted]                                          [omitted]

                                                                                 INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
------                           -----------                                     ---------------
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

10.29         [omitted]                                          [omitted]

10.30         Lease Agreement dated January 1, 2000,
              between Woodlands office Equities 95
              Limited and the Company.

24.1          Power of Attorney                                  N/A

27.1          Financial Data Schedule.

(b)           Reports on Form 8-K.

              None filed during the last quarter of the period.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 30th day of March, 2000.

CHAMPION COMMUNICATION  SERVICES, INC.


By:    /s/ Albert F. Richmond
    ---------------------------------
    Albert F. Richmond,
    Chairman of the Board and Chief
    Executive Officer

POWER OF ATTORNEY TO SIGN AMENDMENTS

           KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 1999, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

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

              SIGNATURE                                   TITLE                                  DATE
              ---------                                   -----                                  ----
      /s/ Albert F. Richmond                     Chairman of the Board and                  March 30, 2000
-------------------------------------------      Chief Executive Officer
Albert F. Richmond

      /s/ David A. Terman                        President and Director                     March 30, 2000
--------------------------------------------
David A. Terman

     /s/ Pamela R. Cooper                        Chief Financial Officer, Treasurer,        March 30, 2000
--------------------------------------------     and Controller
Pamela R. Cooper

     /s/ Peter F. Dicks                          Director                                   March 30, 2000
--------------------------------------------
Peter F. Dicks

     /s/ Randel R. Young                         Director                                   March 30, 2000
--------------------------------------------
Randel R. Young


                                                                                                      Page
Financial Statements:

         Report of Independent Certified Public Accountants............................................F-2

         Balance Sheets, December 31, 1999 and 1998....................................................F-3

         Statements of Operations, Years Ended December 31, 1999 and 1998 .............................F-4

         Statements of Changes in Stockholders' Equity, Years Ended
              December 31, 1999 and 1998...............................................................F-5

         Statements of Cash Flows, Years Ended December 31, 1999 and 1998..............................F-6

         Notes to Financial Statements.................................................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Champion Communication Services, Inc.

We have audited the accompanying balance sheets of Champion Communication Services, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ BDO SEIDMAN, LLP
Houston, Texas
March 3, 2000

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                    1999                1998
                                                                                -------------      -------------
                                     ASSETS

Current Assets

     Cash and cash equivalents                                                  $     376,368      $     354,116

     Accounts receivable, net of allowance for doubtful accounts of
     $95,860 and $46,408, respectively                                                837,451            779,582

     Notes receivable                                                                  52,256            122,620

     Inventories                                                                      380,506            526,665

     Prepaid expenses and other                                                       156,792            216,996
                                                                                -------------      -------------

         Total Current Assets                                                       1,803,373          1,999,979
                                                                                -------------      -------------
Communications equipment and related assets, net                                    2,819,207          4,355,347

Notes receivable, long-term                                                           355,389             25,816

Deferred taxes                                                                        196,000               --

Other assets, net of amortization of $505,769 and  $235,089, respectively           1,888,709          1,591,328
                                                                                -------------      -------------
                                                                                $   7,062,678      $   7,972,470
                                                                                =============      =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Note payable to bank                                                       $     475,000      $      50,000

     Accounts payable                                                                 540,534            733,536

     Accrued expenses                                                                 610,795            708,236

     License sales deposits                                                           660,500             15,000

     Deferred revenue                                                                 424,345            798,207

     Current maturities of notes payable                                              292,390            238,364
                                                                                -------------      -------------
         Total Current Liabilities                                                  3,003,564          2,543,343
                                                                                -------------      -------------
Long-Term Liabilities

     Notes payable                                                                    299,795            339,254

     Customer deposits                                                                  2,558              2,238
                                                                                -------------      -------------
         Total Long-Term Liabilities                                                  302,353            341,492
                                                                                -------------      -------------
Stockholders' Equity

     Common stock, $0.01 par value, 20,000,000 shares authorized,
       6,150,622 shares issued and outstanding at December 31, 1999
       and 6,119,712 shares issued and outstanding at December 31, 1998                61,506             61,197

     Additional paid-in capital                                                     5,201,211          5,179,265

     Accumulated deficit                                                           (1,505,956)          (152,827)
                                                                                -------------      -------------
Total Stockholders' Equity                                                          3,756,761          5,087,635
                                                                                -------------      -------------
                                                                                $   7,062,678      $   7,972,470
                                                                                =============      =============


 See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                     Years ended December 31, 1999 and 1998


                                                              1999               1998
                                                         -------------      -------------
Revenues                                                 $   7,897,105      $   8,610,256
                                                         -------------      -------------
Operating Expenses:

     Cost of Sales                                           4,202,099          4,825,986

     Provision for doubtful accounts                           127,000             72,000

     Depreciation and amortization                           1,021,246            905,245

     General and administrative expenses                     3,410,269          2,743,894
                                                         -------------      -------------
         Total Operating Expenses                            8,760,614          8,547,125
                                                         -------------      -------------
         Operating Income (loss)                              (863,509)            63,131
                                                         -------------      -------------
Other income (expenses):

     Net gain (loss) on disposal of fixed assets              (592,757)            51,550

     Interest income                                            38,888             12,408

     Interest expense                                         (103,281)           (53,710)
                                                         -------------      -------------
Income (loss) before income taxes                           (1,520,659)            73,379

Income tax (expense) benefit                                   167,530            (17,561)
                                                         -------------      -------------
Net income (loss)                                        $  (1,353,129)     $      55,818
                                                         =============      =============
Weighted average common shares and common stock
equivalents outstanding                                      6,140,460          6,115,916
                                                         =============      =============
Basic and diluted net income (loss) per common share     $       (0.22)     $        0.01
                                                         =============      =============


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998

                                    Common                        Additional                        Total
                                     stock         Common          paid-in       Accumulated     Stockholders'
                                    shares          stock          capital         deficit          Equity
                                   ---------     -----------     -----------     -----------     -------------
Balance at December 31, 1997       6,103,412     $    61,034     $ 5,166,184     $  (208,645)     $ 5,018,573

Issuance of common stock for
services                              16,300             163          13,081              --           13,244

Net income for 1998                       --              --              --          55,818           55,818
                                   ---------     -----------     -----------     -----------      -----------
Balance at December 31, 1998       6,119,712          61,197       5,179,265        (152,827)       5,087,635

Contribution of common stock
to Company 401(k) Plan                30,910             309          21,946              --           22,255

Net loss for 1999                         --              --              --      (1,353,129)      (1,353,129)
                                   ---------     -----------     -----------     -----------      -----------
Balance at December 31, 1999       6,150,622     $    61,506     $ 5,201,211     $(1,505,956)     $ 3,756,761
                                   =========     ===========     ===========     ===========      ===========




See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998

                                                                                         1999             1998
                                                                                      -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                                $(1,353,129)     $    55,818
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                  1,021,246          905,245
         Bad debt expense                                                                 127,000           72,000
         Common stock issued for services                                                  22,255           13,244
         Loss (gain) on disposal/sale of fixed assets                                     592,757          (51,550)
         Changes in assets and liabilities:
              Accounts receivable                                                        (184,869)         207,063
              Inventories                                                                 236,447           77,856
              Prepaid expenses                                                             60,204          (36,252)
              Accounts payable                                                           (192,682)         185,541
              Accrued expenses                                                            (97,441)         115,531
              License sales deposits                                                      645,500         (170,023)
              Deferred taxes                                                             (196,000)           3,673
              Deferred revenue                                                           (373,862)        (415,494)
                                                                                      -----------      -----------

                  Net cash provided by operating activities                               307,426          962,652
                                                                                      -----------      -----------

Cash flows from investing activities:
     Issuance of notes receivable                                                        (400,000)        (100,217)
     Collections of notes receivable                                                      140,791           32,391
     Additions to property and equipment                                                 (615,051)      (1,009,783)
     Proceeds from sale of fixed assets                                                   825,678          451,243
     Additions to other assets                                                           (676,159)        (568,281)
                                                                                      -----------      -----------

                  Net cash used in investing activities                                  (724,741)      (1,194,647)
                                                                                      -----------      -----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                                              945,150          443,464
     Repayment of notes payable                                                          (505,583)        (475,688)
                                                                                      -----------      -----------
                 Net cash provided by (used in) financing activities                      439,567          (32,224)
                                                                                      -----------      -----------
Net increase (decrease) in cash and cash equivalents                                       22,252         (264,219)
Cash and cash equivalents, at beginning of year                                           354,116          618,335
                                                                                      -----------      -----------
Cash and cash equivalents, at end of year                                             $   376,368      $   354,116
                                                                                      ===========      ===========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:

              Taxes                                                                   $    31,903      $    65,115

              Interest                                                                $   102,273      $    48,147


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

      (b) Organization and Basis of Presentation

               The Company has raised equity capital through the issuance of common stock and warrants, which expired during 1998, to the public sector in the United States and Canada. Accordingly, its securities are registered with the Securities and Exchange Commission in the U.S. and with the Canadian Dealing Network.

               The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The differences between accounting principles generally accepted in the U.S. and Canada would not have a material impact on the accompanying financial statements.

      (c) Cash and Cash Equivalents

               For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

      (d) Inventory

               The Company's inventory consists primarily of two-way radios, parts and accessories. The Company uses the average cost method of accounting for inventory. The balance recorded at December 31, 1999 and 1998 is the lower of average cost or market.

      (e) Communications Equipment and Related Assets

               Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

      (f) Other Assets

               Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Upon disposition of the licenses, such costs are relieved based upon an average cost basis. Licenses that are used by the Company are capitalized and amortized under the straight line method for five years.

      (g) Impairment of Long-Lived Assets and Long-Lived Assets to Be
          Disposed Of

               Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the asset values as of December 31, 1999 and 1998 indicated there was no impairment to these assets carrying values.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



(1)   Summary of Significant Accounting Policies, (continued)

      (h) Accrued Expenses

               Accrued expenses consist primarily of accrued tower rents totaling $360,000 and $470,000 at December 31, 1999 and 1998,
          respectively.

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

      (k) Stock Option Plan

               Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25, in which no compensation expense is recognized for employee stock option if there is no intrinsic value at the date of the grant, and to provide the pro forma disclosure provisions of SFAS No. 123.

      (l) Revenue Recognition

               The billing cycle for radio dispatch service is sometimes for three, six and twelve month intervals. The Company defers amounts billed in advance and recognizes revenue as the related services are provided.

      (m) Net Income (Loss) Per Common Share

               For the years ended December 31, 1999 and 1998, the weighted average number of common shares outstanding was 6,140,460 and 6,115,916, respectively. In calculating EPS for the year ended in 1999, options to purchase 388,000 shares of common stock, at exercise prices ranging from $.50 to $2.75 were not included in the computation of diluted EPS because the potential shares were considered antidilutive due to the Company's reported loss in 1999. For the year ended in 1998, options to purchase 326,000 shares of common stock at exercise prices ranging from $1.00 to $2.75 were excluded from the computation of dilutive EPS because the options' exercise price was greater than the average market price of the Company's common shares.

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

      (p) Differences Between Generally Accepted Accounting Principles in the United States and Canada

               The Company prepares its financial statements in accordance with generally accepted accounting principles (GAAP) in the United States. There are no significant differences between the United States and Canadian GAAP effecting the Company's financial statements.

      (q) New Accounting Pronouncements

                   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

(2)   Communication Equipment and Related Assets

          Communication equipment and related assets at December 31, 1999 and 1998 are comprised of the following:

                                                                                  December 31, 1999
                                                                      -----------------------------------------
                                                     Asset                          Accumulated         Net
                                                      Life               Cost       depreciation       Balance
                                                      ----            ----------    ------------       --------
      Base station and related equipment            5 - 10 years      $3,367,648     $  980,188      $2,387,460
      Rental radio equipment                        2 -  5 years         635,890        430,375         205,515
      Other Furniture, data processing and
        communications equipment                    2 -  5 years         684,144        457,912         226,232
                                                                      ----------     ----------      ----------

                                                                      $4,687,682     $1,868,475      $2,819,207
                                                                      ==========     ==========      ==========

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



(2)   Communication Equipment and Related Assets, (continued)

          Communication equipment assets with a net book value of $608,550 were sold resulting in a gain of $209,300, and equipment with a net book value of approximately $802,300 was written-off during the year resulting in a net loss of approximately $593,000 for the year.

                                                                                December 31, 1998
                                                                      -----------------------------------------
                                                        Asset                      Accumulated           Net
                                                        Life             Cost      depreciation        Balance
                                                        ----          ----------   ------------       ---------
      Base station and related equipment            5 - 10 years      $5,535,213     $1,702,564      $3,832,649
      Rental radio equipment                        2 -  5 years         619,737        326,996         292,741
      Other Furniture, data processing and
        communications equipment                    2 -  5 years         548,833        318,876         229,957
                                                                      ----------     ----------      ----------

                                                                      $6,703,783     $2,348,436      $4,355,347
                                                                      ==========     ==========      ==========


(3)   Notes Payable

          At December 31, 1999 and 1998, the total balance outstanding related to the installment notes payable was $467,185 and $452,600, respectively. The notes are payable in monthly installments and mature from 2000 to 2003. The notes bear interest at rates ranging from 6.0% to 10.9% per year and are secured by communications equipment.

          During 1999, the Company incurred installment notes payable of $200,500 collateralized by rental radios and accounts receivable.

          During 1999, the Company renegotiated a revolving note payable with a maximum credit line of $700,000, bearing interest at the prime rate plus three-fourths of one percent per annum (9.25% at December 31, 1999) due June 30, 2000. At December 31, 1999, the outstanding balance on the credit line was $475,000. The note payable is secured by all accounts receivable, inventory and other property as described in the security agreement. The note agreement requires the Company to maintain a tangible net worth as defined in the agreement. As of December 31, 1999, the Company was not in compliance with this covenant and has obtained a waiver from the bank.

          On April 1, 1999, in exchange for a promissory note totaling $50,000, the Company acquired inventory, parts, Crs, and communication assets in Conroe, Texas. The note bears interest at 8% per annum payable quarterly on the unpaid principal until maturing on March 31, 2000.

          The combined aggregate maturities of the notes payable for each of the five years following December 31, 1999 are as follows:

                 Years Ended                              Amount
                 -----------                           ----------
                    2000                               $  767,390
                    2001                                  151,457
                    2002                                  121,225
                    2003                                   27,113
                                                       ----------

                                                       $1,067,185
                                                       ==========

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



(4)   Income Taxes

          During 1999, the Company recorded state income tax expense of $2,393, federal income tax expense of $29,750 and a deferred tax benefit of $199,673. For the years ended December 31, 1999 and 1998, the Company's effective income tax rate differed from the statutory tax rate as follows:

                                                         1999        1998
                                                         -----       -----
Federal statutory tax rate                                 (34)%        34%
State income taxes, net of federal income tax effect        --           8
Non-deductible expenses                                      1          10
Alternative minimum tax                                     --          11
Change in valuation allowance on net
   operating loss carryforwards                              5         (39)
Book losses greater than that allowed for
   tax purposes                                             14          --
Book depreciation and amortization in excess of
  that allowed for tax purposes                              3          --
                                                         -----       -----

Effective tax rate                                         (11)%        24%
                                                         -----       -----


      As of December 31, 1999 and 1998, deferred tax assets and liabilities were as follows:

                                            1999              1998
                                        ------------      ------------
Communications equipment                $    357,458      $    372,912
                                        ------------      ------------
    Total deferred tax liabilities           357,458           372,912
                                        ------------      ------------

Minimum tax credit carryforward               70,590            55,840
Net operating loss carryforward              647,263           297,620
Allowance for doubtful accounts               33,118            15,779
                                        ------------      ------------

    Total deferred tax assets                750,971           369,239
                                        ------------      ------------

Valuation allowance                         (197,513)               --
                                        ------------      ------------

Net deferred tax assets (liability)     $    196,000      $     (3,673)
                                        ------------      ------------


          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded. The valuation allowance increased $197,513 and decreased $83,189 during the years ended December 31, 1999 and 1998, respectively.

          The December 31, 1999 net operating loss carryforward of approximately $1,904,000 will be available to offset future taxable income and expires through 2012. The Company has $70,590 in alternative minimum tax carryforwards available to use indefinitely in the future.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(5)   Stockholders' Equity

          Upon the completion of the initial public offering in September 1996, a third party was granted options, in conjunction with the special warrant offering, to purchase 60,000 common shares during the period of three years from September 25, 1996 at a price of CDN $3.70 per share. Both the granted options and unexercised public warrants issued under the offering have expired.

          Of the 6,150,622 issued and outstanding shares of common stock at December 31, 1999, 3,087,720 shares owned by the chief executive officer and president of the Company were placed in escrow, in connection with the Company's initial public offering in Canada in 1996. Fifty percent of the securities were released from escrow during the period 1997 through 1999, and the remaining fifty percent are to be released as follows: 20% on April 29, 2000 and 30% on April 29, 2001.

          During 1999, 30,910 shares were issued for $.72 per share as the Company contribution to match employee's participation in the Company 401(k) Plan.


(6)   Stock Options

          In 1996, the Company adopted the "1996 Incentive Plan" (the Plan) to provide incentive options, nonstatutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees vest and become fully exercisable after a range of two to six years from the date of grant. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 1999 and 1998, there were 112,000 and 234,000 additional shares, respectively, available for grant under the Plan.

          During 1999 and 1998, the Company granted options to purchase 128,000 and 106,000 shares of common stock, respectively, to employees and non-employee directors of the Company. The per share weighted-average value of stock options granted during 1999 and 1998 was $0.71 and $.80, respectively, on the date of grant, using the Black Scholes option model with the following assumptions: weighted-average risk-free interest rate of 5.76% and 5.39%, respectively, weighted-average expected life of ten years, weighted-average expected volatility of 74.72% and 120.52%, respectively, and no expected dividend yield.

          The Company applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements for the years ended December 31, 1999 and 1998. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:


                               1999            1998
                            ----------      ----------
Net income (loss)
         As reported        $(1,353,129)    $   55,818
         Pro forma          $(1,444,389)    $  (16,972)

Income (Loss) per share
         As reported        $      (.22)    $      .01
         Pro forma          $      (.24)    $      .00

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



(6)   Stock Options, (continued)

          The following table summarizes the information about the stock options as of December 31, 1999:



                                                                 Weighted
                                                                 Average
                              Number         Weighted           Remaining             Number       Weighted
       Range of            Outstanding       Average            Contracted          Exercisable    Average
       Exercise                 at           Exercise              Life                 at         Exercise
        Price              December 31        Price              (Years)            December 31     Price
      ----------           -----------      ---------           ----------          ------------   --------
           $0.50                 3,000        $0.50               10.00                3,000         $0.50
           $0.88               125,000        $0.88                9.38                   --         $0.88
           $1.00                58,000        $1.00                8.89               23,000         $1.00
           $1.16                15,000        $1.16                8.29                   --         $1.16
           $1.25                33,000        $1.25                8.49                3,000         $1.25
           $2.00                69,000        $2.00                6.13               32,250         $2.00
           $2.22                75,000        $2.22                7.10                7,500         $2.22
           $2.75                10,000        $2.75                7.00                3,700         $2.75
  --------------           -----------        -----             -------             --------         -----
  $0.50  - $2.75               388,000        $1.44                8.10               72,450         $1.65


                                                     Number of                 Weighted-average
                                                      Options                   exercise price
                                                     ---------                 ----------------
          Balance at December 1997                    263,000                       $2.32
                   Granted                            106,000                       $1.09
                   Forfeited                         (103,000)                      $2.13
                                                     --------                       -----

          Balance at December 1998                    266,000                       $1.73
                                                     --------                       -----
                   Granted                            128,000                       $0.87
                   Forfeited                           (6,000)                      $1.16
                                                     --------                       -----

          Balance at December 1999                    388,000                       $1.44
                                                     ========                       =====


          At December 31, 1999 and 1998, the number of options exercisable under the Plan was 72,450 and 53,900, respectively, and the weighted-average exercise price of these options was $1.65 and $1.57, respectively.

                     CHAMPION COMMUNICATION SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS


(7)   401(k) Plan

          In January 1996, the Company adopted a 401(k) Plan (the "401(k) Plan") under which all employees of the Company who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. The Company may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors at the February 9, 2000 Board meeting elected to match 1999 contributions by 50%.


(8)   Statement of Cash Flows

            During 1999 and 1998, the Company received a $400,000 and an $100,000 note receivable, respectively, for the sale of certain communication equipment and licenses. The 1999 note receivable is due on March 1, 2003 and the 1998 note receivable matured on November 1, 1999. The 1999 note receivable bears interest at the rate of 10% per annum payable in forty-eight monthly instalments of $5,286 and a last payment of $285,333.


(9)   Commitments and Contingencies

          At December 31, 1999 the Company has commitments under noncancellable operating lease agreements primarily for the rental of office space. Future minimum rental payments due under the leases are:


                     2000                           $149,165
                     2001                            117,320
                     2002                             94,325
                                                    --------
                                                    $360,810
                                                    ========

          During the year ended December 31, 1999 and 1998, the Company incurred $163,281 and $144,148 in rental expense, respectively.

          The Company has executed a contract to sell the assets located in Arizona with a net book value of approximately $300,000, which, if approved by the FCC, will result in a capital gain of approximately $600,000.

(10)  Major Suppliers

          The Company has entered into reseller agreements with two principal communication equipment suppliers. Both dealer agreements may be terminated at any time by the suppliers or the Company without cost. Termination of either of these agreements would have a materially adverse effect on the Company.

                                 EXHIBIT INDEX


EXHIBIT                                                                          INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
-------                          -----------                                     ---------------
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

10.1          [omitted]                                          [omitted]

10.2          [omitted]                                          [omitted]

10.3          [omitted]                                          [omitted]

10.4          [omitted]                                          [omitted]

10.5          [omitted]                                          [omitted]

10.6          [omitted]                                          [omitted]

10.7          [omitted]                                          [omitted]

10.8          [omitted]                                          [omitted]

10.9          [omitted                                           [omitted]

10.10         [omitted]                                          [omitted]

10.11         [omitted]                                          [omitted]

10.12         [omitted]                                          [omitted]


EXHIBIT                                                                          INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
-------                          -----------                                     ---------------
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

10.20         [omitted]                                          [omitted]

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

10.23         [omitted]                                          [omitted]

10.24         [omitted]                                          [omitted]

10.25         [omitted]                                          [omitted]

10.26         [omitted]                                          [omitted]


EXHIBIT                                                                          INCORPORATED BY
NUMBER                           DESCRIPTION                                       REFERENCE TO
-------                          -----------                                     ---------------
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

10.29         [omitted]                                          [omitted]

10.30         Lease Agreement dated January 1, 2000,
              between Woodlands office Equities 95
              Limited and the Company.

24.1          Power of Attorney                                  N/A

27.1          Financial Data Schedule.