Form 10KSB/A
period 1999-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2000-05-02
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1999.

0r

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From __________ to _________

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

Champion Communication Services, Inc. (The "Company") hereby amends its Annual Report on Form 10- KSB for the fiscal year ended December 31, 1999 with respect to Items 9 through 12 set forth below.


                                    PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company and their respective ages and positions are as follows:

     Name                            Age                 Position
     -----                           ---                 --------
Albert F. Richmond (2)               58           Chairman of the Board and
Houston, Texas                                    Chief Executive Officer

David A. Terman                      56           President
The Woodlands, Texas                              Director

Mary F. Garner                       46           Secretary
The Woodlands, Texas

Pamela R. Cooper                     47           Chief Financial Officer,
Spring, Texas                                     Treasurer and Controller

Peter F. Dicks (1)(2)                57           Director
London, England

Randel R. Young (1)(2)               44           Director
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

         PETER F. DICKS has been a director of the Company since October 24, 1994. He has also served as a director of Standard Microsystems Corporation, a publicly-traded company, since June 1992. Mr. Dicks serves as director for several companies in the United Kingdom, including The East German Investment Trust PLC, Action Computer Supplies Holdings PLC, Henderson Technology Trust PLC, The Personal Number Company PLC and Second London American Growth Trust PLC, all of which are publicly traded companies. From 1973 to 1991, he was a founder and director of Abingworth Management Holdings, Ltd., a company that provided venture capital investment management services.

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

         The Compensation Committee reviews and makes recommendations to the Board regarding salaries, compensation and benefits of executive officers and employees of the Company and administers the Company's 1996 Incentive Plan. The Compensation Committee currently is comprised of Messrs. Dicks, Richmond and Young.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based on a review of Forms 3, 4, and 5 furnished to the Company, all of the Company's officers and directors and beneficial owners of ten percent of the Company's common stock were in compliance with the reporting requirements of
Section 16(a) during the fiscal year ended December 31, 1999.


ITEM 10. EXECUTIVE COMPENSATION

         The following tables sets forth certain information with respect to the compensation paid to the Company's Chief Executive Officer and each other executive officer who received compensation in excess of $100,000 for the year ended December 31, 1999 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                        Annual                            Long Term
                                                     Compensation        Bonus           Compensation
                                                     ------------        -----           ------------
                                                                                          Securities
                                    Fiscal Year                                           Underlying
     Name and Principal               Ended            Salary                              Options/
         Position                    Dec. 31             ($)                               SARs(#)
-------------------------           -----------       ---------         -------          ------------
Albert F. Richmond,                   1999            $ 133,125            --                 --
Chairman of the Board and             1998            $ 125,000            --                 --
Chief Executive Officer               1997            $ 125,000            --                 --
David A. Terman,                      1999            $ 133,125            --                 --
President and Director                1998            $ 125,000            --                 --
                                      1997            $ 125,000         $20,000               --


         A total of 500,000 shares of the Company's Common Stock have been reserved for issuance under the Company's 1996 Incentive Plan (the "1996 Plan") which was adopted in February 1996. At March 1, 2000, options to acquire 520,000 shares of Common Stock had been granted under the 1996 Plan, of which 132,000 have expired because of employee termination, and all remaining options issuable thereunder were available for future grant. The 1996 Plan provides for the grant to employees, including officers of the Company, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory stock options, stock appreciation rights and restricted shares of Common Stock (collectively, "Awards"). In addition, non-employee directors ("Outside Directors") and consultants are eligible to receive nonstatutory stock options.

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

OUTSTANDING OPTIONS

         As of March 1, 2000, the Company had granted options to its employees and directors to purchase 520,000 shares of its Common Stock under its 1996 Plan. Of these, options to purchase 132,000 shares expired when employees' employment with the Company terminated. As of March 1, 2000, options are held by 19 of its employees and directors.

         Incentive stock options granted to officers and employee directors are exercisable at $0.50 to $2.75 per share and vest over a five-year period which began February 1, 1996. These options expire 10 years after the date they are granted or 90 days following termination of the optionee's employment with the Company.

         The Company has issued 52,000 non-qualified options to Messrs. Dicks and Young, its Outside Directors. The options vest immediately, 20,000 are exercisable at $2.00 per share, 3,000 are exercisable at $2.75 per share, 3,000 are exercisable at $1.25 per share, 23,000 are exercisable at $1.00 per share, and 3,000 are exercisable at $0.50 per share, and expire 10 years after the date of grant.


COMPENSATION OF DIRECTORS

         Directors who are not officers and employees of or consultants to the Company receive compensation of $1,000 per board meeting, $500 for each committee meeting on which such director serves, and a

$500 retainer per month. Directors' expenses for attending meetings are reimbursed by the Company.

         Under the 1996 Plan, Peter F. Dicks, on February 1, 1996, December 31, 1996 and 1997, November 5, 1998, December 31, 1998 and 1999, and Randel R. Young, on May 7, 1996, December 31, 1996 and 1997, November 5, 1998, December 31, 1998 and 1999 as outside directors, each received options to purchase 26,000 shares of the Company's Common Stock for $0.50 to $2.75 per share, the fair market value of the Common Stock on the dates the Company issued these options.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 1999 by (i) each director of the Company, (ii) each Named Executive Officer, (iii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                                                          Percent
Name of Beneficial Owner (1)                     Number of Shares    Beneficially Owned
----------------------------                     ----------------    ------------------
Albert F. Richmond                                 1,706,250 (2)          27.74%

David A. Terman                                    1,797,000 (3)          29.22%

Mary F. Garner                                        35,800 (4)             *

Pamela R. Cooper                                      37,600 (5)             *

Peter F. Dicks                                       176,000 (6)           2.85%

23 Bentinck Street

London, W1M 5RL

England

Randel R. Young                                       38,813 (7)             *
333 Clay Street, Ste. 1800

Houston, Texas 77002

All executive officers and directors as a group        3,791,463          60.48%

-----------------------

*Less than 1%

(1) Except as otherwise noted, the address of each holder is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380.

(2) Includes 46,600 shares held in Richmond Holdings of which Mr. Richmond is sole shareholder, 7,500 shares held in Guarantee & Trust Company, trustee FBO Albert F. Richmond IRA, and 7,500 shares held in Guarantee & Trust Company, trustee FBO Linda L. Richmond IRA.

(3) Shares held by David A. Terman and his wife, Maura B. Terman, as joint tenants with right of survivorship.

(4) Includes shares held by Mary F. Garner and her husband, James M. Dobson, III, as joint tenants with the right of survivorship. Includes options granted on February 1, 1996 to acquire 2,500 shares and options granted on February 6, 1997 to acquire 1,200 shares, which are immediately exercisable. Does not include options to acquire 7,500 shares granted on February 1, 1996, options to acquire 10,800 shares granted on February 6, 1997, options to acquire 7,000 shares granted on November 5, 1998, and options to acquire 25,000 shares on April 16, 1999, as such options are not exercisable until February 1, 2000, February 6, 2000, November 5, 2000, and April 16, 2001, respectively.

(5) Includes 4,700 shares held by Charles Schwab and 7,000 shares held by Guarantee & Trust Company, as Custodians of IRA. Includes options granted on February 1, 1996 to acquire 2,500 shares and options granted on February 6, 1997 to acquire 1,200 shares, which are immediately exercisable. Does not include options to acquire 7,500 shares granted on February 1, 1996, options to acquire 10,800 shares granted on February 6, 1997, options to acquire 10,000 shares granted on November 5, 1998, and options to acquire 50,000 shares granted on April 16, 1999, as such options are not exercisable until February 1, 2000, February 6, 2000, November 5, 2000, and April 16, 2001, respectively.

(6) Includes options to acquire 26,000 shares of Common Stock exercisable immediately.

(7) Includes 5,491 shares held by Randel R. Young, Trustee for Brian C. Young Trust; 7,322 shares held by Randel R. Young, Trustee for Shannon E. Young Trust; and options to acquire 26,000 shares of Common Stock exercisable immediately. Mr. Young disclaims beneficial ownership of the shares held in trust.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 29, 1996, in connection with the Company's initial public offering in Canada, Messrs. Richmond and Terman, the Company and Equity Transfer Services, Inc. entered into an Escrow Agreement pursuant to which Mr. Richmond placed 1,555,200 shares and Mr. Terman placed 1,532,520 of Common Stock held by them in escrow with Equity Transfer Services, Inc. Fifty percent were released during 1997 through 1999 and the remaining securities are to be released from escrow as follows: 20% on April 29, 2000, and 30% on April 29, 2001. These escrowed shares are included in the Company's earnings per share calculation and are not considered "contingent shares issuable" for accounting purposes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A, Annual Report, for the year ending December 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 1st day of May, 2000.


                                        CHAMPION COMMUNICATION  SERVICES, INC.


                                        By: /s/ Albert F. Richmond
                                            -----------------------------------
                                            Albert F. Richmond,
                                            Chairman of the Board and
                                            Chief Executive Officer



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


         SIGNATURE                                  TITLE                                 DATE
         ---------                                  -----                                 ----
      /s/ Albert F. Richmond                Chairman of the Board and                  May 1, 2000
--------------------------------            Chief Executive Officer
Albert F. Richmond

      /s/ David A. Terman*                  President and Director                     May 1, 2000
--------------------------------
David A. Terman

     /s/ Pamela R. Cooper*                  Chief Financial Officer, Treasurer,        May 1, 2000
--------------------------------            and Controller
Pamela R. Cooper

     /s/ Peter F. Dicks*                    Director                                   May 1, 2000
--------------------------------
Peter F. Dicks

     /s/ Randel R. Young*                   Director                                   May 1, 2000
--------------------------------
Randel R. Young



* By:  /s/ Albert F. Richmond
     ---------------------------
         Attorney-in-Fact