Form 10QSB
period 2000-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2000-05-15
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                  of 1934 for the Quarter Ended March 31, 2000

{ }Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _____________________ to __________________________

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

As of April 30, 2000, there were 6,201,690 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes  [ ]   No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB


                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements (Unaudited)

                  Balance Sheets -
                  March 31, 2000 and December 31, 1999 (audited) .....................  1

                  Statements of Operations -
                  Three Months Ended March 31, 2000 and 1999 and
                  Year Ended December 31, 1999 (audited) .............................  2

                  Statements of Stockholders' Equity -
                  Three Months Ended March 31, 2000 and
                  Year Ended December 31, 1999 (audited).......... ...................  3

                  Statements of Cash Flows -
                  Three Months Ended March 31, 2000 and 1999 and
                  Year Ended December 31, 1999 (audited)..............................  4

                  Notes to Financial Statements.......................................  5

                  Earnings Per Share Computations -
                  Three Months Ended March 31, 2000 and 1999 and
                  Year Ended December 31, 1999 (audited)..............................  6

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..............  7


PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K...........................  9


SIGNATURE............................................................................. 10

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999



         ASSETS                                                                   March 31,      December 31,
                                                                                    2000            1999
                                                                                -----------      -----------
                                                                                 Unaudited
Current Assets
    Cash and cash equivalents                                                   $   744,707      $   376,368
    Accounts receivable net of allowance for doubtful accounts
         of $117,698 at March 31, 2000 and $95,860 at December 31, 1999             578,447          837,451
    Notes receivable                                                                 45,368           52,256
    Inventories                                                                     394,725          380,506
    Prepaid expenses and other                                                       95,841          156,792
                                                                                -----------      -----------

        Total Current Assets                                                      1,859,088        1,803,373
                                                                                -----------      -----------

Communications equipment and related assets, net                                  2,647,770        2,819,207

Notes receivable, long-term                                                         348,357          355,389
Deferred taxes                                                                      196,000          196,000
Other assets, net of amortization of $524,079 at March 31, 2000 and
    $505,769 at December 31, 1999                                                 1,715,107        1,888,709
                                                                                -----------      -----------

                                                                                $ 6,766,322      $ 7,062,678
                                                                                ===========      ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Note payable to bank                                                        $   425,000      $   475,000
    Accounts payable                                                                562,161          540,534
    Accrued expenses                                                                601,694          610,795
    License sales deposits                                                          603,000          660,500
    Deferred revenue                                                                215,961          424,345
    Current maturities of notes payable                                             223,708          292,390
                                                                                -----------      -----------

      Total Current Liabilities                                                   2,631,524        3,003,564
                                                                                -----------      -----------

Long-Term Liabilities
    Notes payable                                                                   250,964          299,795
    Customer deposits                                                                 2,607            2,558
                                                                                -----------      -----------

        Total Long-Term Liabilities                                                 253,571          302,353
                                                                                -----------      -----------
Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized, 6,150,622 shares issued and outstanding at March 31, 2000
         and at December 31, 1999                                                    61,506           61,506
    Additional paid-in capital                                                    5,201,211        5,201,211
    Accumulated deficit                                                          (1,381,490)      (1,505,956)
                                                                                -----------      -----------

Total Stockholders' Equity                                                        3,881,227        3,756,761
                                                                                -----------      -----------

                                                                                $ 6,766,322      $ 7,062,678
                                                                                ===========      ===========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
             For the three months ended March 31, 2000 and 1999 and
                        the year ended December 31, 1999


                                                                    March  31,             December 31,
                                                             2000             1999             1999
                                                         -----------      -----------      -----------
                                                                   Unaudited
Revenues                                                 $ 1,727,617      $ 2,104,100      $ 7,897,105
                                                         -----------      -----------      -----------

Operating expenses:
   Cost of sales                                             866,144        1,239,655        4,202,099
   Provision for doubtful accounts                            27,000           18,000          127,000
   Depreciation and amortization                             280,257          242,543        1,021,246
   General and administrative expenses                       949,444          714,573        3,410,269
                                                         -----------      -----------      -----------

      Total Operating Expenses                             2,122,845        2,214,771        8,760,614
                                                         -----------      -----------      -----------

      Operating Income (Loss)                               (395,228)        (110,671)        (863,509)
                                                         -----------      -----------      -----------

Other income (expenses):
   Net gain (loss) on disposal of fixed assets               552,843          114,825         (592,757)
   Interest income                                            15,833            3,306           38,888
   Interest expense                                          (23,282)         (19,176)        (103,281)
                                                         -----------      -----------      -----------
Income (loss) before income taxes                            150,166          (11,716)      (1,520,659)
Income tax (expense) benefit                                 (25,700)              73          167,530
                                                         -----------      -----------      -----------

Net income (loss)                                        $   124,466      $   (11,643)     $(1,353,129)
                                                         ===========      ===========      ===========

Weighted average common shares and common stock
   equivalents outstanding                                 6,150,622        6,119,712        6,140,460
                                                         ===========      ===========      ===========

Basic and diluted net income (loss) per common share     $      0.02      $      0.00      $     (0.22)
                                                         ===========      ===========      ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the three months ended March 31, 2000 and
                 For the year ended December 31, 1999 (audited)


                                       Common                        Additional                         Total
                                        stock          Common         paid-in       Accumulated      Stockholders'
                                       shares          stock          capital         deficit           Equity
                                    -----------     -----------     -----------     -----------      ------------
Balance at December 31, 1998          6,119,712     $    61,197     $ 5,179,265     $  (152,827)     $ 5,087,635
Contribution of common stock to
   Company 401(k) Plan                   30,910             309          21,946              --           22,255

Net loss  for 1999                           --              --              --      (1,353,129)      (1,353,129)
                                    -----------     -----------     -----------     -----------      -----------

Balance at December 31, 1999          6,150,622          61,506       5,201,211      (1,505,956)       3,756,761

Net income for 2000 (unaudited)              --              --              --         124,466          124,466
                                    -----------     -----------     -----------     -----------      -----------

Balance at March 31, 2000             6,150,622     $    61,506     $ 5,201,211     $(1,381,490)     $ 3,881,227
                                    ===========     ===========     ===========     ===========      ===========



See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                      and the year ended December 31, 1999


                                                                                           March 31,               December 31,
                                                                                     2000             1999             1999
                                                                                  -----------      -----------      -----------
                                                                                           Unaudited
Cash flows from operating activities:
       Net income (loss)                                                          $   124,466      $   (11,643)     $(1,353,129)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                     280,257          242,543        1,021,246
    Bad debt expense                                                                   27,000           18,000          127,000
    Common stock issued for services                                                       --               --           22,255
    Loss (gain) on disposal/sale of fixed assets                                     (552,843)        (114,825)         592,757
    Change in assets and liabilities:
        Accounts receivable                                                           232,004         (186,345)        (184,869)
        Inventories                                                                   (14,219)          69,508          236,447
        Prepaid expenses                                                               60,951           35,588           60,204
        Accounts payable                                                               21,676          (62,095)        (192,682)
        Accrued expenses                                                               (9,101)          54,821          (97,441)
        License sales deposits                                                        (57,500)              --          645,500
        Deferred taxes                                                                     --               --         (196,000)
        Deferred revenue                                                             (208,384)        (381,844)        (373,862)
                                                                                  -----------      -----------      -----------

          Net cash provided by (used in) operating activities                         (95,693)        (336,292)         307,426
                                                                                  -----------      -----------      -----------

Cash flows from investing activities:
    Issuance of notes receivable                                                           --         (425,000)        (400,000)
    Collections of notes receivable                                                    13,920           34,221          140,791
    Dispositions (additions) to property and equipment                                (54,564)         445,076         (615,051)
    Proceeds from sale of fixed assets                                                746,087          123,578          825,678
    Additions to other assets                                                         (73,898)        (343,134)        (676,159)
                                                                                  -----------      -----------      -----------
          Net cash provided by (used in) investing activities                         631,545         (165,259)        (724,741)
                                                                                  -----------      -----------      -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                                                --          442,856          945,150
    Repayment of notes payable                                                       (167,513)        (145,672)        (505,583)
                                                                                  -----------      -----------      -----------

          Net cash provided by (used in) financing activities                        (167,513)         297,184          439,567
                                                                                  -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                                  368,339         (204,367)          22,252

Cash and cash equivalents at beginning of period                                      376,368          354,116          354,116
                                                                                  -----------      -----------      -----------

Cash and cash equivalents at end of period                                        $   744,707      $   149,749      $   376,368
                                                                                  ===========      ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid (refunded) during the period for:
    Taxes                                                                         $    21,226      $       (74)     $    31,093
    Interest                                                                      $    25,700      $    24,136      $   102,273


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, reflect all adjustments which, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 1999.

    The differences between accounting principles generally accepted in the United States and Canada do not have a material impact on the accompanying financial statements.

2.  Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.  Sale of Fixed Assets

    Arizona communication equipment and license assets with a net book value of $194,099 were sold in the first quarter resulting in a gain of $443,779. In addition, other communication equipment assets with a net book value of $11,435 were sold with a gain of $109,064.

                      CHAMPION COMMUNICATION SERVICES, INC.
                         EARNINGS PER SHARE COMPUTATIONS
             For the three months ended March 31, 2000 and 1999 and
                      For the year ended December 31, 1999



                                                                             March 31,               December 31,
                                                                        2000           1999             1999
                                                                    -----------    -----------      -----------
                                                                            Unaudited
BASIC EARNINGS PER SHARE

Net income (loss) as reported                                       $  124,466     $  (11,643)     $(1,353,129)
                                                                    ----------     ----------      -----------

Weighted average shares used in earnings per share computations      6,150,622      6,119,712        6,140,460

Basic net income (loss) per share                                   $     0.02     $     0.00      $     (0.22)
                                                                    ==========     ==========      ===========


DILUTED EARNINGS PER SHARE

Net income (loss) as reported                                       $  124,466     $  (11,643)     $(1,353,129)
                                                                    ----------     ----------      -----------

Weighted average shares used in earnings per share computation       6,150,622      6,119,712        6,140,460

Diluted net income (loss) per weighted average common share         $     0.02     $     0.00      $     (0.22)
                                                                    ==========     ==========      ===========



                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                              COMPUTATIONS - BASIC

Outstanding common shares at beginning of period                     6,150,622      6,119,712       6,119,712
Weighted average common shares issued during period                         --             --          20,748
                                                                     ---------      ---------       ---------
Weighted average common shares used in earnings
   per share computation                                             6,150,622      6,119,712       6,140,460
                                                                     =========      =========       =========


                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                             COMPUTATIONS - DILUTED

Outstanding common shares at beginning of period                     6,150,622      6,119,712       6,119,712
Weighted average common shares issued during period                         --             --          20,748
                                                                     ---------      ---------       ---------

Weighted average common shares used in earnings
   per share computation                                             6,150,622      6,119,712       6,140,460
                                                                     =========      =========       =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended March 31, 2000 and 1999

     Revenues for the quarter ended March 31, 2000 were $1,728,000 compared with $2,104,000 for the quarter ended March 31, 1999. Spectrum and related revenue during the first quarter of 2000 were $95,000, compared to $1,000 recorded in the same quarter 1999. Dispatch revenues decreased $224,000 to $1,202,000 for the quarter ended March 31, 2000 from $1,426,000 in the same quarter 1999. This decrease reflects the reduction of revenues due to sales of non-strategic sites and a net reduction in trunked loading in the metro areas during the first quarter ended March 31, 2000. Equipment sales, service, rental and lease revenues decreased $246,000 or 36% for the first quarter 2000 as compared with first quarter 1999. This revenue decrease consisted of equipment sales decrease of $148,000, service revenue decrease of $33,000, and rental and lease revenue decrease of $65,000 for the first quarter 2000.

     Costs and expenses decreased $374,000 for the first quarter ended March 31, 2000 as compared with the first quarter ended March 31, 1999. The cost of dispatch revenue decreased $294,000 for the quarter ended March 31, 2000 from the quarter ended March 31, 1999. The costs of equipment sales, service, rental and leases decreased $93,000, or 27% to $253,000 for the first quarter 2000 from $346,000 for the first quarter 1999, corresponding to the decreased revenues.

     Depreciation and amortization for the quarter ended March 31, 2000 was $280,000, an increase of $38,000, or 16% from $243,000 reported for the quarter ended March 31, 1999, due to new construction and acquisition of licenses netted with the disposition of various non strategic repeater sites.

     General and administrative expenses were up $235,000 to $949,000 from $714,000. This increase is attributable to expansion of sales and service in the regional offices.

     Interest expense was $23,000 for the quarter ended March 31, 2000, compared with $19,000 for the same quarter 1999. The Company reported a gain on the sale and disposal of assets in the amount of $553,000 for the first quarter 2000 as compared with a gain of $115,000 for the first quarter 1999.

     The net income for the quarter ended March 31, 2000 was $124,000 as compared with a loss of $12,000 for the first quarter ended March 31, 1999.

Financial Condition and Liquidity

     The Company had $745,000 in cash and cash equivalents at March 31, 2000 as compared with $376,000 at December 31, 1999. The working capital of the Company at March 31, 2000 was a negative $772,000 as compared with a negative $1,200,000 at December 31, 1999. The Company continues to fund capital expenditures from operations.

     Net income of $124,000 increased by depreciation and amortization expense of $280,000 was $404,000 for the quarter ended March 31, 2000, compared with $231,000 for the quarter ended March 31, 1999, while the cash flows from operating activities were a negative $96,000 and a negative $336,000 for the quarters ended March 31, 2000 and 1999, respectively. The Company reported a capital gain of $553,000 on the sale of communication assets.

     Cash provided by investing activities was $632,000 as of March 31, 2000 as compared with $165,000 used in investing activities as of March 31, 1999. The increase was due primarily to proceeds of $746,000 from the sale of communication assets.

     Cash used in financing activities was $168,000 at March 31, 2000 and at March 31, 1999 provided $297,000. During the first quarter of 2000, the Company remitted $50,000 to pay down its credit line on a revolving note payable. At March 31, 2000, the outstanding balance on the credit line was $425,000.

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

PART II.       OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

      The following exhibit is furnished in accordance with Item 601 of Regulation 5-B.

      Exhibit             Description
      27.1      Financial Data Schedule

 (b) Reports on Form 8-K

      None.

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


                           CHAMPION COMMUNICATION SERVICES, INC.



                          By: /s/ PAMELA R. COOPER
                              --------------------------------------------------
                              Pamela R. Cooper
                              Chief Financial Officer, Treasurer and Controller




Date: May 15, 2000

                                 EXHIBIT INDEX


      Exhibit              Description
      -------              -----------
      27.1                 Financial Data Schedule