Form 10QSB
period 2000-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2000-08-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ___________________

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

As of August 14, 2000, there were 6,201,690 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

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

                  Balance Sheets -
                  June 30, 2000 and December 31, 1999 (audited)........................ 1

                  Statements of Operations -
                  Three Months and Six Months Ended June 30, 2000 and 1999............. 2

                  Statements of Stockholders' Equity -
                  Six Months Ended June 30, 2000  and
                  Year Ended December 31, 1999 (audited)..........  ................... 3

                  Statements of Cash Flows -
                  Three Months and Six Months Ended June 30, 2000 and 1999............. 4

                  Notes to Interim Financial Statements................................ 5

                  Earnings Per Share Computations -
                  Three Months and Six Months Ended June 30, 2000 and 1999............. 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................ 7


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................................  10


SIGNATURE.............................................................................  11

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999


                                                                               June 30,              December 31,
                                                                                2000                     1999
                                                                             ----------              ------------
                                                                             (Unaudited)
                               ASSETS
Current Assets
    Cash and cash equivalents                                                $  622,414               $  376,368
    Accounts receivable, net of allowance of $137,364
      at June 30, 2000 and $95,860 at December 31, 1999                         592,287                  837,451
    Notes receivable                                                             38,335                   52,256
    Inventories                                                                 409,828                  380,506
Prepaid expenses and other                                                       88,219                  156,792
                                                                             ----------               ----------
        Total Current Assets                                                  1,751,083                1,803,373
                                                                             ----------               ----------

Communications equipment and related assets, net                              2,504,300                2,819,207

Notes receivable, long-term                                                     341,148                  355,389
Deferred taxes 196,000                                                          196,000                  196,000

Other assets, net of amortization of $599,748 at June 30, 2000
  and $505,769 at December 31, 1999                                           1,648,607                1,888,709
                                                                             ----------               ----------
                                                                             $6,441,138               $7,062,678
                                                                             ==========               ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Note payable to bank                                                     $  350,000               $  475,000
    Accounts payable                                                            379,224                  540,534
    Accrued expenses                                                            550,740                  610,795
    License sales deposits                                                      406,200                  660,500
    Deferred revenue                                                            178,022                  424,345
    Current maturities of notes payable                                         168,929                  292,390
                                                                             ----------               ----------
      Total Current Liabilities                                               2,033,115                3,003,564
                                                                             ----------               ----------

Long-Term Liabilities
    Notes payable                                                               201,264                  299,795
    Customer deposits                                                             2,607                    2,558
                                                                             ----------               ----------
        Total Long-Term Liabilities                                             203,871                  302,353
                                                                             ----------               ----------

Stockholders' Equity
    Common stock, $0.01 par value, 20,000,000 shares authorized,
      6,201,690 shares issued and 6,199,711 outstanding at June 30, 2000
      and 6,150,622 shares issued and outstanding at December 31, 1999           62,017                   61,506
    Additional paid-in capital                                                5,226,234                5,201,211
    Accumulated deficit                                                      (1,082,615)              (1,505,956)
                                                                             ----------               ----------
      Total                                                                   4,205,636                3,756,761

Less 1,979 shares treasury stock, at cost                                        (1,484)                    --
                                                                             ----------               ----------
Total Stockholders' Equity                                                    4,204,152                3,756,761
                                                                             ----------               ----------
                                                                             $6,441,138               $7,062,678
                                                                             ==========               ==========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
        For the three months and six months ended June 30, 2000 and 1999
                                   Unaudited

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                         2000           1999               2000          1999
                                                      ---------------------------        ------------------------
Revenues                                              $2,387,424       $1,802,786        $4,115,041    $3,906,886
                                                      ----------       ----------        ----------    ----------
Operating expenses:
   Cost of sales                                         818,070        1,037,861         1,684,214     2,277,516
   Provision for doubtful accounts                        27,000           18,000            54,000        36,000
   Depreciation and amortization                         236,952          249,842           517,209       492,385
   General and administrative expenses                   978,434          861,561         1,927,878     1,576,134
                                                      ----------       ----------        ----------    ----------
      Total Operating Expenses                         2,060,456        2,167,264         4,183,301     4,382,035
                                                      ----------       ----------        ----------    ----------

      Operating Income (Loss)                            326,968         (364,478)          (68,260)     (475,149)
                                                      ----------       ----------        ----------    ----------

Other income (expenses):
   Net gain (loss) on disposal of fixed assets            (1,345)          25,311           551,498       140,136
   Interest income                                        18,164           11,280            33,997        14,586
   Interest expense                                      (19,312)         (26,065)          (42,594)      (45,241)
                                                      ----------       ----------        ----------    ----------

Income (loss) before income taxes                        324,475         (353,952)          474,641      (365,668)
Income taxes                                              25,600              999            51,300           926
                                                      ----------       ----------        ----------    ----------
Net income (loss)                                     $  298,875      ($  354,951)       $  423,341   ($  366,594)
                                                      ==========       ==========        ==========    ==========

Weighted average common shares and common
  stock equivalents outstanding                        6,200,524        6,140,432         6,175,573     6,130,129
                                                      ==========       ==========        ==========    ==========

Basic and diluted net income (loss) per
  common share                                        $     0.05      ($     0.06)       $     0.07   ($     0.06)
                                                      ==========       ==========        ==========    ==========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the six months ended June 30, 2000 and
                 For the years ended December 31, 1999 (audited)

                                                Common                   Additional     Accumulated                      Total
                                                stock         Common       paid-in        earnings       Treasury    Stockholders'
                                                shares        stock        capital       (deficit)        Stock          Equity
                                               ---------     ---------   ----------     -----------      --------     -----------

Balance at December 31, 1998                   6,119,712     $61,197     $5,179,265     ($  152,827)        --        $ 5,087,635

Contribution of common stock to
  Company 401(k) Plan                             30,910         309         21,946            --           --             22,255

Net loss for 1999                                   --          --             --        (1,353,129)        --         (1,353,129)
                                               ---------     -------     ----------     -----------      -------      -----------

Balance at December 31, 1999                   6,150,622     $61,506     $5,201,211     ($1,505,956)        --        $ 3,756,761

Contribution of common stock to
  Company 401(k) Plan                             51,068         511         25,023            --           --             25,534

Purchase of treasury stock                          --          --             --              --         (1,484)          (1,484)

Net income for 2000 (unaudited)                     --          --             --           423,341         --            423,341
                                               ---------     -------     ----------     -----------      -------      -----------
Balance at June 30, 2000                       6,201,690     $62,017     $5,226,234     ($1,082,954)     ($1,484)     $ 4,204,152
                                               =========     =======     ==========     ===========      =======      ===========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
        For the three months and six months ended June 30, 2000 and 1999
                                    Unaudited


                                                             Three months ended                Six months ended
                                                            2000           1999              2000           1999
                                                          ------------------------        -------------------------
Cash flows from operating activities:
    Net income (loss)                                     $ 298,875     ($ 354,951)       $ 423,341      ($ 366,594)

    Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                         236,952        249,842          517,209         492,385
      Bad debt expense                                       27,000         18,000           54,000          36,000
      Common stock issued for services                         --           22,255              --           22,255
      Gain on disposal/sale of fixed assets                   1,345        (25,311)        (551,498)       (140,136)
      Change in assets and liabilities:
        Accounts receivable                                 (40,720)        11,325          191,284        (175,020)
        Inventory                                           (15,103)       (25,255)         (29,322)         44,253
        Prepaid expenses                                      7,622         40,003           68,573          75,591
        Accounts payable                                   (182,986)       (41,948)        (161,310)       (104,043)
        Accrued expenses                                    (50,954)        92,165          (60,055)        146,986
        License sales deposits                             (196,800)          -            (254,300)           -
        Deferred revenue                                    (37,939)       (73,184)        (246,323)       (455,028)
                                                          ---------      ---------        ---------       ---------

          Net cash provided by (used in) operating
            activities                                       47,292        (87,059)         (48,401)       (423,351)
                                                          ---------      ---------        ---------       ---------

Cash flows from investing activities:
    Issuance of notes receivable                               --             --               --          (425,000)
    Collections of notes receivable                          14,241         62,995           28,162          97,216
    Dispositions (additions) to property and equipment       33,373       (787,337)         (21,192)       (342,311)
    Proceeds from sale of fixed assets                       28,504        627,250          774,591         750,828
    Dispositions (additions) to other assets                (66,224)        63,102         (140,122)       (280,032)
                                                          ---------      ---------        ---------       ---------
          Net cash provided by (used in) investing
            activities                                        9,894        (33,990)         641,439        (199,299)
                                                          ---------      ---------        ---------       ---------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                    --          122,144             --           565,000
    Repayment of notes payable                             (179,479)       (53,863)        (346,992)       (199,535)
                                                          ---------      ---------        ---------       ---------

          Net cash provided by (used in) financing
            activities                                     (179,479)        68,281         (346,992)        365,465
                                                          ---------      ---------        ---------       ---------

Net (decrease) increase  in cash and cash equivalents      (122,293)       (52,768)         246,046        (257,185)

Cash and cash equivalents at beginning of period            744,707        149,749          376,368         354,166
                                                          ---------      ---------        ---------       ---------
Cash and cash equivalents at end of period                $ 622,414      $  96,981        $ 622,414       $  96,981
                                                          =========      =========        =========       =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

    Taxes                                                 $     600      $   1,000        $  26,300       $     926
                                                          =========      =========        =========       =========
    Interest                                              $  20,323      $  25,054        $  41,549       $  49,190
                                                          =========      =========        =========       =========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          SIX MONTHS ENDED JUNE 30,2000
                                   (Unaudited)

1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the six months ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, reflect all adjustments which, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 1999.

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

                      CHAMPION COMMUNICATION SERVICES, INC.
                         EARNINGS PER SHARE COMPUTATIONS
        For the three months and six months ended June 30, 2000 and 1999
                                    Unaudited

                                                                 Three months ended              Six months ended
                                                                2000           1999             2000          1999
                                                             --------------------------      -------------------------
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                 $  298,536     ($  354,951)     $  423,002    ($  366,594)

Shares used in earnings per share computation                 6,200,524       6,140,432       6,175,573      6,130,129

Net income (loss) per weighted average common share          $     0.05     ($     0.06)     $     0.07    ($     0.06)
                                                             ==========      ==========      ==========     ==========

DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                 $  298,536     ($  354,951)     $  423,002    ($  366,594)
                                                             ----------      ----------      ----------     ----------

Shares used in earnings per share computation                 6,200,524       6,140,432       6,175,573      6,130,129

Net income (loss) per weighted average common share          $     0.05     ($     0.06)     $     0.07    ($     0.06)
                                                             ==========      ==========      ==========     ==========



                                       COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                     COMPUTATIONS - BASIC

Outstanding common shares at beginning of period              6,150,622       6,119,712       6,150,622      6,119,712

Weighted average common shares issued during period              49,902          20,720          24,951         10,417
                                                             ----------      ----------      ----------     ----------

Weighted average common shares used in earnings
  per share computation                                       6,200,524       6,140,432       6,175,573      6,130,129
                                                             ==========      ==========      ==========     ==========




                                       COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                    COMPUTATIONS - DILUTED


Outstanding common shares at beginning of period              6,150,622       6,119,712       6,150,622      6,119,712

Weighted average common shares issued during period              49,902          20,720          24,951         10,417
                                                             ----------      ----------      ----------     ----------
Weighted average common shares used in earnings
  per share computation                                       6,200,524       6,140,432       6,175,573      6,130,129
                                                             ==========      ==========      ==========     ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended June 30, 2000 and 1999

   Revenues for the quarter ended June 30, 2000 were $2,387,000 compared with $1,803,000 for the quarter ended June 30, 1999. Spectrum revenue during the second quarter of 2000 was $867,000, compared to no sales recorded in the same quarter 1999. Spectrum sales rely upon FCC approval for the transfer of licenses and are therefore sporadic. Several licenses were transferred during the second quarter. Dispatch revenues decreased $251,000 to $1,153,000 for the quarter ended June 30, 2000 from $1,404,000 in the same quarter 1999. This decrease reflects the reduction of revenues due to sales of non-strategic sites and a net reduction in trunked loading in the metro areas during the second quarter ended June 30, 2000. Equipment sales, service, rental and lease revenues decreased $31,000 or 8% for the second quarter 2000 as compared with second quarter 1999. This revenue decrease consisted of equipment sales decrease of $5,000, service revenue increase of $21,000, and rental and lease revenue decrease of $47,000 for the second quarter 2000.

   Costs and expenses decreased $179,000 for the second quarter ended June 30, 2000 as compared with the second quarter ended June 30, 1999. The cost of dispatch revenue decreased $320,000 for the quarter ended June 30, 2000 from the quarter ended June 30, 1999. The costs of equipment sales, service, rental and leases decreased $13,000, or 7% to $174,000 for the second quarter 2000 from $187,000 for the second quarter 1999, corresponding to the decreased revenues. The cost of spectrum sales increased to $155,000 for the quarter ended June 30, 2000.

   Depreciation and amortization for the quarter ended June 30, 2000 was $237,000, a decrease of $13,000, or 5% from $250,000 reported for the quarter ended June 30, 1999, due to disposition of various non strategic repeater sites.

   General and administrative expenses were up $123,000 to $1,005,000 from $882,000. This increase is attributable to expansion of sales and service in the regional offices.

   Interest expense was $19,000 for the quarter ended June 30, 2000, compared with $26,000 for the same quarter 1999.

   The net income for the quarter ended June 30, 2000 was $299,000 as compared with a loss of $355,000 for the second quarter ended June 30, 1999. The increase is due to the spectrum sales discussed above.

Results of Operations - Six months ended June 30, 2000 and 1999

   Revenues for the six months ended June 30, 2000 were $4,115,000 compared with $3,907,000 for the six months ended June 30, 1999. Spectrum revenue during the first six months of 2000 was $962,000, compared to $1,000 recorded in the same six months in 1999. Dispatch revenues decreased $475,000 to $2,355,000 for the six months ended June 30, 2000 from $2,830,000 in the same period in 1999. This decrease reflects the reduction of revenues due to sales of non-strategic sites and a net reduction in trunked loading in the metro areas during the first six months ended June 30, 2000. Equipment sales, service, rental and lease revenues decreased $277,000 or 26% for the first six months of 2000 as compared with the same period in 1999. This revenue decrease consisted of equipment sales decrease of $153,000, service revenue increase of $12,000, and rental and lease revenue decrease of $112,000 for the first six months of 2000.

   Costs and expenses decreased $561,000 for the first six months ended June 30, 2000 as compared with the first six months ended June 30, 1999. The cost of dispatch revenue decreased $623,000 for the six months ended June 30, 2000 from the six months ended June 30, 1999. The costs of equipment sales, service, rental and leases decreased $107,000, or 21% to $426,000 for the first six months of 2000 from $533,000 for the six months of 1999, corresponding to the decreased revenues.

   Depreciation and amortization for the six months ended June 30, 2000 was $517,000, an increase of $25,000, or 5% from $492,000 reported for the six months ended June 30, 1999, due to new construction and acquisition of licenses netted with the disposition of various non strategic repeater sites.

   General and administrative expenses were up $369,000 to $1,982,000 from $1,614,000. This increase is attributable to expansion of sales and service in the regional offices.

   Interest expense was $43,000 for the six months ended June 30, 2000, compared with $45,000 for the same six months of 1999. The Company reported a gain on the sale and disposal of assets in the amount of $551,000 for the first six months 2000 as compared with a gain of $140,000 for the first six months 1999.

   The net income for the six months ended June 30, 2000 was $423,000 as compared with a loss of $367,000 for the six months ended June 30, 1999.


Financial Condition and Liquidity

   The Company had $622,000 in cash and cash equivalents at June 30, 2000 as compared with $376,000 at December 31, 1999. The working capital of the Company at June 30, 2000 was a negative $282,000 as compared with a negative $1,200,000 at December 31, 1999. The Company continues to fund capital expenditures from operations.

   Net income of $423,000, increased by depreciation and amortization expense of $516,000, was $939,000 for the six months ended June 30, 2000, compared with $126,000 for the six months ended June 30, 1999, while the cash flows from operating activities were a negative $48,000 and $423,000 for the six months ended June 30, 2000 and 1999, respectively. The Company reported a capital gain of $551,000 on the sale of communication assets.

   Cash provided by investing activities was $641,000 as of June 30, 2000 as compared with $199,000 used by investing activities as of June 30, 1999. The increase was due primarily to proceeds of $775,000 from the sale of communication assets.

   Cash used in financing activities was $347,000 at June 30, 2000 and at June 30, 1999 provided $365,000. During the first six months of 2000, the Company remitted $125,000 to pay down its credit line on a revolving note payable. At June 30, 2000, the outstanding balance on the credit line was $350,000.

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

PART II.   OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

      The following exhibit is furnished in accordance with Item 601 of Regulation S-B.

      Exhibit          Description
      --------         ------------
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


                            CHAMPION COMMUNICATION SERVICES, INC.



                            By: /s/ PAMELA R. COOPER
                               -------------------------------------------------
                               Pamela R. Cooper
                               Chief Financial Officer, Treasurer and Controller




Date: August 14, 2000

                               INDEX TO EXHIBITS

    Exhibit
    Number                   Description
    -------                  ------------

      27.1             Financial Data Schedule