Form 10QSB
period 2000-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2000-11-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2000

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

As of November 14, 2000, there were 6,195,418 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes  [ ]     No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.

                              INDEX TO FORM 10-QSB

                                                                                                         Page
                                                                                                         ----
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Balance Sheets -
                  September 30, 2000 and December 31, 1999 (audited).............................          1

                  Statements of Operations -
                  Three Months and Nine Months Ended
                  September 30, 2000 and 1999....................................................          2

                  Statements of Stockholders' Equity -
                  Nine Months Ended September 30, 2000  and
                  Year Ended December 31, 1999 (audited).........................................          3

                  Statements of Cash Flows -
                  Three Months and Nine Months Ended
                  September 30, 2000 and 1999....................................................          4

                  Notes to Interim Financial Statements..........................................          5

                  Earnings Per Share Computations -
                  Three Months and Nine Months Ended
                  September 30, 2000 and 1999....................................................          6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................          7


PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................................         10

SIGNATURE........................................................................................         11

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999

              ASSETS                                                            September 30,       December 31,
                                                                                    2000               1999
                                                                                -------------      -------------
                                                                                  Unaudited
Current Assets
    Cash and cash equivalents                                                   $     491,550      $     376,368
    Accounts receivable, net of allowance of $163,453
         at September 30, 2000 and $95,860 at December 31, 1999                       487,085            837,451
    Notes receivable                                                                   46,713             52,256
    Inventories                                                                       390,408            380,506
    Prepaid expenses and other                                                        104,024            156,792
                                                                                -------------      -------------
      Total Current Assets                                                          1,519,780          1,803,373
                                                                                -------------      -------------

Communications equipment and related assets, net                                    2,387,181          2,819,207

Notes receivable, long-term                                                           333,758            355,389
Deferred taxes                                                                        196,000            196,000

Other assets, net of amortization of $693,460 at September 30, 2000
    and $505,769 at December 31, 1999                                               1,512,978          1,888,709
                                                                                -------------      -------------
                                                                                $   5,949,697      $   7,062,678
                                                                                =============      =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Note payable to bank                                                        $     350,000      $     475,000
    Accounts payable                                                                  354,537            540,534
    Accrued expenses                                                                  588,283            610,795
    License sales deposits                                                            320,500            660,500
    Deferred revenue                                                                  112,005            424,345
    Current maturities of notes payable                                               145,364            292,390
                                                                                -------------      -------------
      Total Current Liabilities                                                     1,870,689          3,003,564
                                                                                -------------      -------------
Long-Term Liabilities
    Notes payable                                                                     172,704            299,795
    Customer deposits                                                                   2,607              2,558
                                                                                -------------      -------------
      Total Long-Term Liabilities                                                     175,311            302,353
                                                                                -------------      -------------

Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized, 6,201,690 shares issued and 6,195,418 outstanding at September 30, 2000
         and 6,150,622 shares issued and outstanding at December 31, 1999              62,017             61,506
    Additional paid-in capital                                                      5,226,234          5,201,211
    Accumulated deficit                                                            (1,379,850)        (1,505,956)
                                                                                -------------      -------------
      Total                                                                         3,908,401          3,756,761

Less 6,272 shares treasury stock, at cost                                              (4,704)                --
                                                                                -------------      -------------
Total Stockholders' Equity                                                          3,903,697          3,756,761
                                                                                -------------      -------------
                                                                                $   5,949,697      $   7,062,678
                                                                                =============      =============


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
     For the three months and nine months ended September 30, 2000 and 1999
                                    Unaudited

                                                    Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                    2000          1999          2000          1999
                                                -------------------------   -------------------------
Revenues                                        $ 1,725,637   $ 2,016,107   $ 5,840,678   $ 5,922,993
                                                -----------   -----------   -----------   -----------
Operating expenses:
   Cost of sales                                    838,812       924,780     2,523,026     3,202,296
   Provision for doubtful accounts                   27,000        18,000        81,000        54,000
   Depreciation and amortization                    229,982       265,766       747,191       758,151
   General and administrative expenses              918,124       894,460     2,846,002     2,470,594
                                                -----------   -----------   -----------   -----------

      Total Operating Expenses                    2,013,918     2,103,006     6,197,219     6,485,041
                                                -----------   -----------   -----------   -----------

      Operating Income (Loss)                      (288,281)      (86,899)     (356,541)     (562,048)
                                                -----------   -----------   -----------   -----------
Other income (expenses):
   Net gain (loss) on disposal of fixed assets      (13,858)     (262,534)      537,640      (122,398)
   Interest income                                   19,314        11,364        53,311        25,950
   Interest expense                                 (13,810)      (29,014)      (56,404)      (74,255)
                                                -----------   -----------   -----------   -----------

Income (loss) before income taxes                  (296,635)     (367,083)      178,006      (732,751)
Income taxes                                            600        15,237        51,900        16,163
                                                -----------   -----------   -----------   -----------

Net income (loss)                               ($  297,235)  ($  382,320)  $   126,106   ($  748,914)
                                                ===========   ===========   ===========   ===========
Weighted average common shares and common
    stock equivalents outstanding                 6,199,575     6,150,622     6,183,468     6,137,035
                                                ===========   ===========   ===========   ===========
Basic and diluted net income (loss) per
     common share                               ($     0.05)  ($     0.06)  $      0.02   ($     0.12)
                                                ===========   ===========   ===========   ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                For the nine months ended September 30, 2000 and
                 For the year ended December 31, 1999 (audited)

                                      Common                   Additional     Accumulated                     Total
                                      Stock         Common      Paid-in        Earnings        Treasury    Stockholders'
                                      Shares        Stock       Capital        (Deficit)        Stock         Equity
                                    ----------     -------     ----------     -----------      --------    -------------
Balance at December 31, 1998        $6,119,712     $61,197     $5,179,265     ($  152,827)          --      $ 5,087,635

Contribution of common stock to
   Company 401(k) Plan                  30,910         309         21,946              --           --           22,255

Net loss for 1999                           --          --             --      (1,353,129)          --       (1,353,129)
                                    ----------     -------     ----------     -----------      -------      -----------
Balance at December 31, 1999        $6,150,622     $61,506     $5,201,211     ($1,505,956)          --      $ 3,756,761

Contribution of common stock to
   Company 401(k) Plan                  51,068         511         25,023              --           --           25,534

Purchase of treasury stock                  --          --             --              --       (4,704)          (4,704)

Net income for 2000 (unaudited)             --          --             --         126,106           --          126,106
                                    ----------     -------     ----------     -----------      -------      -----------

Balance at September 30, 2000       $6,201,690     $62,017     $5,226,234     ($1,379,850)     ($4,704)     $ 3,903,697
                                    ==========     =======     ==========     ===========      =======      ===========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
     For the three months and nine months ended September 30, 2000 and 1999
                                    Unaudited

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                 2000          1999            2000           1999
                                                              ------------------------      ------------------------
Cash flows from operating activities:
    Net income (loss)                                         ($297,235)     ($382,320)     $ 126,106      ($748,914)

    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
      Depreciation and amortization                             229,982        265,766        747,191        758,151
      Bad debt expense                                           27,000         18,000         81,000         54,000
      Common stock issued for services                               --             --         20,829         22,255
      Gain (loss) on disposal/sale of fixed assets               13,858        262,534       (537,640)       122,398
      Change in assets and liabilities:
        Accounts receivable                                      78,082        (60,755)       269,366       (235,775)
        Inventory                                               (11,340)         3,050        (40,662)        47,303
        Prepaid expenses                                        (15,805)        33,024         52,768        108,615
        Accounts payable                                        (24,638)       204,179       (185,948)       100,136
        Accrued expenses                                         37,544        236,997        (22,511)       383,983
        License sales deposits                                  (85,700)            --       (340,000)            --
        Other assets                                            (22,073)            --        (22,073)            --
        Deferred revenue                                        (66,017)      (162,697)      (312,340)      (617,725)
                                                              ---------      ---------      ---------      ---------
          Net cash provided by (used in) operating
            activities                                         (136,342)       417,778       (163,914)        (5,573)
                                                              ---------      ---------      ---------      ---------

Cash flows from investing activities:
    Issuance of notes receivable                                     --             --        (25,650)      (400,000)
    Collections of notes receivable                              24,662         38,297         52,824        110,513
    Dispositions (additions) to property and equipment          (42,745)      (347,577)       (63,937)      (689,888)
    Proceeds from sale of fixed assets                           26,730         45,850        801,321        796,678
    Dispositions (additions) to other assets                     48,956         75,504        (86,345)      (204,478)
                                                              ---------      ---------      ---------      ---------
          Net cash provided by (used in) investing
            activities                                           57,603       (187,926)       678,213       (387,175)
                                                              ---------      ---------      ---------      ---------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                          --         50,000             --        615,000
    Repayment of notes payable                                  (52,125)      (158,755)      (399,117)      (358,290)
                                                              ---------      ---------      ---------      ---------
          Net cash provided by (used in) financing
            activities                                          (52,125)      (108,755)      (399,117)       256,710
                                                              ---------      ---------      ---------      ---------

Net (decrease) increase in cash and cash equivalents           (130,864)       121,097        115,182       (136,038)

Cash and cash equivalents at beginning of period                622,414         96,981        376,368        354,116
                                                              ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period                    $ 491,550      $ 218,078      $ 491,550      $ 218,078
                                                              =========      =========      =========      =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

    Taxes                                                     $  26,300      $  14,715      $  26,300      $  15,641
                                                              =========      =========      =========      =========
    Interest                                                  $  16,927      $  27,389      $  58,476      $  76,579
                                                              =========      =========      =========      =========


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three and nine months ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, reflect all adjustments which, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods then ended. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 1999.

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

                      CHAMPION COMMUNICATION SERVICES, INC.
                         EARNINGS PER SHARE COMPUTATIONS
     For the three months and nine months ended September 30, 2000 and 1999
                                    Unaudited

                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                                2000              1999             2000           1999
                                                             ----------------------------      --------------------------
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                 ($  297,235)     ($  382,320)     $  126,106     ($  748,914)
                                                             -----------      -----------      ----------     -----------

Shares used in earnings per share computations                 6,199,575        6,150,622       6,183,468       6,137,035

Net income (loss) per weighted average common share          ($     0.05)     ($     0.06)     $     0.02     ($     0.12)
                                                             ===========      ===========      ==========     ===========

DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                 ($  297,235)     ($  382,320)     $  121,106     ($  748,914)
                                                             -----------      -----------      ----------     -----------

Shares used in earnings per share computation                  6,199,575        6,150,622       6,183,468       6,137,035

Net income (loss) per weighted average common share          ($     0.05)     ($     0.06)     $     0.02     ($     0.12)
                                                             ===========      ===========      ==========     ===========


                                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                              COMPUTATIONS - BASIC

Outstanding common shares at beginning of period               6,199,711        6,150,622       6,150,622       6,119,712

Weighted average common shares issued during period, net            (136)               0          32,846          17,323
                                                             -----------      -----------      ----------     -----------

Weighted average common shares used in earnings
   per share computation                                       6,199,575        6,150,622       6,183,468       6,137,035
                                                             ===========      ===========      ==========     ===========


                                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                             COMPUTATIONS - DILUTED

Outstanding common shares at beginning of period               6,199,711        6,150,622       6,150,622       6,119,712

Weighted average common shares issued during period, net            (136)               0          32,846          17,323
                                                             -----------      -----------      ----------     -----------

Weighted average common shares used in earnings
   per share computation                                       6,199,575        6,150,622       6,183,468       6,137,035
                                                             ===========      ===========      ==========     ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters Ended September 30, 2000 and 1999

      Revenues for the quarter ended September 30, 2000 were $1,726,000 compared with $2,016,000 for the quarter ended September 30, 1999. Spectrum revenue during the third quarter of 2000 was $181,000, compared to $61,000 recorded in the same quarter 1999. Spectrum sales rely upon FCC approval for the transfer of licenses and are therefore sporadic. Several licenses were transferred during the third quarter. Dispatch revenues decreased $156,000 to $1,186,000 for the quarter ended September 30, 2000 from $1,341,000 in the same quarter 1999. This decrease reflects the reduction of revenues due to sales of non-strategic sites and a net reduction in trunked loading in the metro areas during the third quarter ended September 30, 2000. Equipment sales, service, rental and lease revenues decreased $254,000 or 41% for the third quarter 2000 as compared with third quarter 1999. This revenue decrease consisted of equipment sales decrease of $191,000, service revenue decrease of $26,000, and rental and lease revenue decrease of $37,000 for the third quarter 2000.

      Costs and expenses decreased $86,000 for the third quarter ended September 30, 2000 as compared with the third quarter ended September 30, 1999. The cost of dispatch revenue increased $48,000 for the quarter ended September 30, 2000 from the quarter ended September 30, 1999. The costs of equipment sales, service, rental and leases decreased $178,000, or 47% to $197,000 for the third quarter 2000 from $375,000 for the third quarter 1999, corresponding to the decreased revenues. The cost of spectrum sales increased to $82,000 for the quarter ended September 30, 2000.

      Depreciation and amortization for the quarter ended September 30, 2000 was $230,000, a decrease of $36,000, or 14% from $266,000 reported for the quarter ended September 30, 1999, due to disposition of various non strategic repeater sites.

      General and administrative expenses were up $24,000 to $918,000 from $894,000. This increase is attributable to expansion of sales and service in the regional offices.

      Interest expense was $14,000 for the quarter ended September 30, 2000, compared with $29,000 for the same quarter 1999.

      The loss for the quarter ended September 30, 2000 was $297,000 as compared with a loss of $382,000 for the third quarter ended September 30, 1999. The decrease is due to the spectrum sales discussed above.

Results of Operations - Nine months ended September 30, 2000 and 1999

      Revenues for the nine months ended September 30, 2000 were $5,841,000 compared with $5,923,000 for the nine months ended September 30, 1999. Spectrum revenue during the first nine months of 2000 was $1,142,000, compared to $63,000 recorded in the same nine months in 1999. Dispatch revenues decreased $631,000 to $3,540,000 for the nine months ended September 30, 2000 from $4,172,000 in the same period in 1999. This decrease reflects the reduction of revenues due to sales of non-strategic sites and a net reduction in trunked loading in the metro areas during the first nine months ended September 30, 2000. Equipment sales, service, rental and lease revenues decreased $531,000 or 31% for the first nine months of 2000 as compared with the same period in 1999. This revenue decrease consisted of equipment sales decrease of $344,000, service revenue decrease of $38,000, and rental and lease revenue decrease of $149,000 for the first nine months of 2000.

      Costs and expenses decreased $679,000 for the first nine months ended September 30, 2000 as compared with the first nine months ended September 30, 1999. The cost of dispatch revenue decreased $607,000 for the nine months ended September 30, 2000 from the nine months ended September 30, 1999. The costs of equipment sales, service, rental and leases decreased $285,000, or 31% to $623,000 for the first nine months of 2000 from $908,000 for the nine months of 1999, corresponding to the decreased revenues.

      Depreciation and amortization for the nine months ended September 30, 2000 was $747,000, a decrease of $11,000, or 5% from $758,000 reported for the nine months ended September 30, 1999, due to new construction and acquisition of licenses netted with the disposition of various non strategic repeater sites.

      General and administrative expenses were up $375,000 to $2,846,000 from $2,471,000. This increase is attributable to expansion of sales and service in the regional offices.

      Interest expense was $56,000 for the nine months ended September 30, 2000, compared with $74,000 for the same nine months of 1999. The Company reported a gain on the sale and disposal of assets in the amount of $538,000 for the first nine months 2000 as compared with a loss of $122,000 for the first nine months 1999.

      The net income for the nine months ended September 30, 2000 was $126,000 as compared with a loss of $749,000 for the nine months ended September 30, 1999.

Financial Condition and Liquidity

      The Company had $492,000 in cash and cash equivalents at September 30, 2000 as compared with $376,000 at December 31, 1999. The working capital of the Company at September 30, 2000 was a negative $351,000 as compared with a negative $1,200,000 at December 31, 1999.

      Net income of $126,000, increased by depreciation and amortization expense of $747,000, was $873,000 for the nine months ended September 30, 2000, compared with $9,000 for the nine months ended September 30, 1999, while the cash flows from operating activities were a negative $164,000 and $6,000 for the nine months ended September 30, 2000 and 1999, respectively. The Company reported a capital gain of $538,000 on the sale of communication assets.

      Cash provided by investing activities was $678,000 as of September 30, 2000 as compared with $387,000 used by investing activities as of September 30, 1999. The increase was due primarily to proceeds of $801,000 from the sale of communication assets.

      Cash used in financing activities was $399,000 at September 30, 2000 and at September 30, 1999 provided $257,000. During the first nine months of 2000, the Company remitted $125,000 to pay down its credit line on a revolving note payable. At September 30, 2000, the outstanding balance on the credit line was $350,000.

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

PART II.   OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           The following exhibit is furnished in accordance with Item 601 of Regulation S-B.

           Exhibit                Description
           -------                -----------
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

                            CHAMPION COMMUNICATION SERVICES, INC.


                            By: /s/ PAMELA R. COOPER
                               -------------------------------------------------
                               Pamela R. Cooper
                               Chief Financial Officer, Treasurer and Controller




Date: November 13, 2000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule