Form 10QSB
period 2001-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2001-05-15
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{ X } Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2001

{   }  Transition Report Under Section 13 or 15(d) of the Exchange Act for the
       transition period from _____________________ to _______________________


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

Yes  [ X ]          No [    ]

As of April 30, 2001, there were 6,186,717 shares of common stock, $0.01 par value, of the registrant outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes  [   ]           No [ X ]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Balance Sheets -
                  March 31, 2001 and December 31, 2000 (audited) ............  1

                  Statements of Operations -
                  Three Months Ended March 31, 2001 and 2000 and
                  Year Ended December 31, 2000 (audited) ....................  2

                  Statements of Stockholders' Equity -
                  Three Months Ended March 31, 2001 and
                  Year Ended December 31, 2000 (audited).....................  3

                  Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and 2000 and
                  Year Ended December 31, 2000 (audited).....................  4

                  Notes to Financial Statements..............................  5

                  Earnings Per Share Computations -
                  Three Months Ended March 31, 2001 and 2000 and
                  Year Ended December 31, 2000 (audited).....................  6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............  7


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...........................  9


SIGNATURE.................................................................... 10

                      CHAMPION COMMUNICATION SERVICES, INC.
                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000

                                                                              March 31,              December 31,
         ASSETS                                                                 2001                     2000
                                                                           --------------            ------------
                                                                             Unaudited
Current Assets
    Cash and cash equivalents                                               $   901,414             $ 1,053,651
    Accounts receivable net of allowance for doubtful accounts
       of $53,251 at March 31, 2001 and $27,424 at December 31, 2000            392,806                 445,510
    Notes receivable                                                             34,652                  29,208
    Inventories                                                                 626,304                 538,965
    Prepaid expenses and other                                                  133,026                 172,085
                                                                            -----------             -----------
       Total Current Assets                                                   2,088,202               2,239,419
                                                                            -----------             -----------

Communications equipment and related assets, net                              2,140,404               2,267,043

Notes receivable, long-term, net                                                183,413                 191,181
Deferred taxes                                                                  215,000                 215,000
Other assets, net of amortization of $864,795 at March 31, 2001 and
    $766,734 at December 31, 2000                                             1,352,632               1,394,687
                                                                            -----------             -----------

                                                                            $ 5,979,651             $ 6,307,330
                                                                            ===========             ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Note payable to bank                                                    $   253,000             $   278,000
    Accounts payable                                                            448,893                 395,328
    Accrued expenses                                                            584,980                 611,318
    License sales deposits                                                    1,133,000               1,044,250
    Deferred revenue                                                            149,714                 228,263
    Current maturities of notes payable                                         160,022                 185,466
                                                                            -----------             -----------

      Total Current Liabilities                                               2,729,609               2,742,625
                                                                            -----------             -----------

Long-Term Liabilities
    Notes payable                                                               103,380                 144,251
    Customer deposits                                                            14,005                  13,991
                                                                            -----------             -----------

        Total Long-Term Liabilities                                             117,385                 158,242
                                                                            -----------             -----------
Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized,
       6,201,690 shares issued and 6,186,717 outstanding at March 31,
       2001 and 6,201,690 shares issued and 6,195,418 outstanding
       at December 31, 2000                                                      62,017                  62,017
    Additional paid-in capital                                                5,226,234               5,226,234
    Treasury stock, 14,973 shares at March 31, 2001 and 6,272 shares
       at December 31, 2000, both at cost                                       (11,230)                 (4,704)
    Accumulated deficit                                                      (2,144,364)             (1,877,084)
                                                                            -----------             -----------

Total Stockholders' Equity                                                    3,132,657               3,406,463
                                                                            -----------             -----------

                                                                            $ 5,979,651             $ 6,307,330
                                                                            ===========             ===========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF OPERATIONS
             For the three months ended March 31, 2001 and 2000 and
                        the year ended December 31, 2000

                                                                         March 31,                 December 31,
                                                                   2001               2000             2000
                                                                ----------         ----------      ------------
                                                                         Unaudited
Revenues:
   Dispatch communications                                      $1,156,488         $1,201,858        $4,742,343
   Equipment sales and service                                     254,816            358,800         1,078,750
   Rental                                                           46,605             72,045           279,923
   Spectrum sales and fees                                          69,625             94,914         1,170,341
                                                                ----------         ----------        ----------

             Total Revenues                                      1,527,534          1,727,617         7,271,357
                                                                ----------         ----------        ----------

Operating expenses:
   Cost of sales:
      Dispatch communications                                      536,892            605,396         2,188,486
      Equipment sales and service                                  206,161            247,454           772,292
      Rental                                                         3,907                 39             1,736
      Spectrum sales and fees                                        1,403             13,255           252,643
                                                                ----------         ----------        ----------

             Total Cost of Sales                                   748,363            866,144         3,215,157
                                                                ----------         ----------        ----------

   Provision for doubtful accounts                                  25,500             27,000           243,000

   Depreciation and amortization                                   220,848            280,257           927,760

   General and administrative expenses                             796,235            949,444         3,781,026
                                                                ----------         ----------        ----------

      Total Operating Expenses                                   1,790,946          2,122,845         8,166,943
                                                                ----------         ----------        ----------

      Operating Income (Loss)                                     (263,412)          (395,228)         (895,586)
                                                                ----------         ----------        ----------

Other income (expenses):

   Net gain (loss) on disposal of fixed assets                      (6,301)           552,843           521,090

   Interest income                                                  15,545             15,833            76,081

   Interest expense                                                (13,112)           (23,282)          (75,780)
                                                                ----------         ----------        ----------

Income (loss) before income taxes                                 (267,280)           150,166          (374,195)

Income tax (expense) benefit                                       -                  (25,700)            3,067
                                                                ----------         ----------        ----------

Net income (loss)                                               $ (267,280)        $  124,466        $ (371,128)
                                                                ==========         ==========        ==========

Weighted average common shares and common stock
   equivalents outstanding                                       6,188,167          6,150,622         6,188,678
                                                                ==========         ==========        ==========

Basic and diluted net income (loss) per common share            $    (0.04)         $     0.02        $   ( 0.06)
                                                                ==========          ==========        ==========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           For the three months ended March 31, 2001 (unaudited) and
                 For the year ended December 31, 2000 (audited)



                                        Common                        Additional                                         Total
                                         stock           Common         paid-in       Accumulated       Treasury     stockholders'
                                        shares            stock         capital         deficit           stock          equity
                                      ----------       ---------      ----------      ------------      ---------    -------------
Balance at December 31, 1999           6,150,622       $ 61,506       $5,201,211      $(1,505,956)      $     -        $3,756,761

Contribution of common stock to
   Company 401(k) Plan                    51,068            511           25,023               -              -            25,534

Purchase of treasury stock                    -              -                -                -          (4,704)          (4,704)

Net loss  for 2000                            -              -                -          (371,128)            -          (371,128)
                                      ----------       --------       ----------      -----------       --------       ----------

Balance at December 31, 2000           6,201,690         62,017        5,226,234       (1,877,084)        (4,704)       3,406,463

Purchase of treasury stock                    -              -                -                -          (6,526)         (6,526)

Net loss for 2001 (unaudited)                 -              -                -          (267,280)            -         (267,280)
                                      ----------       --------       ----------      -----------       --------       ----------

Balance at March 31, 2001              6,201,690       $ 62,017       $5,226,234      $(2,144,364)      $(11,230)      $3,132,657
                                      ==========       ========       ==========      ===========       ========       ==========

See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                      and the year ended December 31, 2000

                                                                            March 31,               December 31,
                                                                      2001            2000              2000
                                                                   ----------      ----------       ------------
                                                                             Unaudited
Cash flows from operating activities:
        Net income (loss)                                          $ (267,280)     $  124,466        $ (371,128)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                     220,848         280,257           927,760
    Bad debt expense                                                   25,500          27,000           243,000
    Common stock issued for services                                       -               -             25,534
    Loss (gain) on disposal/sale of fixed assets                        6,301        (552,843)         (521,090)
    Change in assets and liabilities:
        Accounts receivable                                            27,204         232,004           283,622
        Inventories                                                   (88,317)        (14,219)          (28,071)
        Prepaid expenses                                               39,059          60,951           (15,293)
        Deposits                                                        2,656              -                -
        Accounts payable                                               53,565          21,676          (145,206)
        Accrued expenses                                              (26,338)         (9,101)              523
        License sales and customer deposits                            88,764         (57,500)          395,502
        Deferred taxes                                                     -               -            (19,000)
        Deferred revenue                                              (78,549)       (208,384)         (196,082)
                                                                   ----------      ----------        ----------

          Net cash provided by (used in) operating activities           3,413         (95,693)          580,071
                                                                   ----------      ----------        ----------

Cash flows from investing activities:
    Issuance of notes receivable                                           -               -            (25,650)
    Collections of notes receivable                                     2,324          13,920            77,906
    Addition to property and equipment                                 (3,471)        (54,564)         (129,270)
    Proceeds from sale of fixed assets and other assets                 2,000         746,087           884,546
    Additions to other assets                                         (58,661)        (73,898)         (246,148)
                                                                   ----------      ----------        ----------

          Net cash provided by (used in) investing activities         (57,808)        631,545           561,384
                                                                   ----------      ----------        ----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                                -               -             53,841
    Repayment of notes payable                                        (91,316)       (167,513)         (513,309)
    Purchase of treasury stock                                         (6,526)             -             (4,704)
                                                                   ----------      ----------        ----------
          Net cash provided by (used in) financing activities         (97,842)       (167,513)         (464,172)

Net increase (decrease) in cash and cash equivalents                 (152,237)        368,339           677,283

Cash and cash equivalents at beginning of period                    1,053,651         376,368           376,368
                                                                   ----------      ----------        ----------

Cash and cash equivalents at end of period                         $  901,414      $  744,707        $1,053,651
                                                                   ==========      ==========        ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Taxes                                                          $   38,081      $   21,226        $   25,000
    Interest                                                       $   13,112      $   25,700        $   75,781

Non-cash transactions:
    Net transfer of property and equipment to inventory and
      transfer of inventory to property plant and equipment        $      980      $       -         $  130,388


See accompanying notes to financial statements.

                      CHAMPION COMMUNICATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, reflect all adjustments which, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 2000.

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

                      CHAMPION COMMUNICATION SERVICES, INC.
                         EARNINGS PER SHARE COMPUTATIONS
             For the three months ended March 31, 2001 and 2000 and
                      For the year ended December 31, 2000

                                                                                 March 31,                 December 31,
                                                                        2001                 2000              2000
                                                                      -----------         ----------       ------------
                                                                                 Unaudited
BASIC EARNINGS PER SHARE

Net income (loss) as reported                                         $  (267,280)        $  124,466        $  (371,128)
                                                                      -----------         ----------        -----------

Weighted average shares used in earnings per share computations         6,188,167          6,150,622          6,188,678

Basic net income (loss) per share                                     $     (0.04)        $     0.02        $     (0.06)
                                                                      ===========         ==========        ===========


DILUTED EARNINGS PER SHARE

Net income (loss) as reported                                         $  (267,280)        $  124,466        $  (371,128)
                                                                      -----------         ----------        -----------

Weighted average shares used in earnings per share computation          6,188,167          6,150,622          6,188,678

Diluted net income (loss) per weighted average common share           $     (0.04)        $     0.02        $     (0.06)
                                                                      ===========         ==========        ===========


                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                              COMPUTATIONS - BASIC

Outstanding common shares at beginning of period                        6,195,418          6,150,622          6,150,622
Weighted average common shares issued during period                        (7,251)                -              38,056
                                                                      -----------         ----------        -----------
Weighted average common shares used in earnings
   per share computation                                                6,188,167          6,150,622          6,188,678
                                                                      ===========         ==========        ===========


                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                             COMPUTATIONS - DILUTED

Outstanding common shares at beginning of period                        6,195,418          6,150,622          6,150,622

Weighted average common shares issued during period                        (7,251)                -              38,056
                                                                      -----------         ----------        -----------

Weighted average common shares used in earnings
   per share computation                                                6,188,167          6,150,622          6,188,678
                                                                      ===========         ==========        ===========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended March 31, 2001 and 2000

         Revenues for the quarter ended March 31, 2001 were $1,528,000 compared with $1,728,000 for the quarter ended March 31, 2000. Dispatch revenues decreased $46,000 to $1,156,000 for the quarter ended March 31, 2001 from $1,202,000 in the same quarter 2000. This decrease reflects the reduction of revenues due to migration from non-strategic sites. Equipment sales and service revenue decreased $104,000 or 29% for the first quarter 2001 as compared with first quarter 2000 due to the redirection of sales focus to equipment sales only for use on the Company's infrastructure. Rental revenue decreased $25,000 for the first quarter 2001. Spectrum and related revenue for the quarter ended March 31, 2000 were $95,000 as compared to sales of $70,000 for 2001.

         Costs and expenses decreased $118,000 for the quarter ended March 31, 2001 as compared with the quarter ended March 31, 2000. The cost of dispatch revenue decreased $69,000 for the first quarter 2001 as compared with first quarter 2000. The cost of equipment sales and service decreased $41,000 or 17% to $206,000 for the first quarter 2001 from $247,000 for the first quarter 2000 which corresponds to reduced revenues in the first quarter 2001. Radio rental cost increased $4,000 due to freight and parts expenses for the first quarter 2001 as compared with the same period 2000. License expenses decreased $12,000 from the quarter ended March 31, 2000 as compared to the quarter ended March 31, 2001.

         Depreciation and amortization for the quarter ended March 31, 2001 was $221,000, a decrease of $59,000, or 21% from $280,000 reported for the quarter ended March 31, 2000. This decrease is due to the disposition of various non-strategic repeater sites.

         General and administrative expenses were down $153,000 to $796,000 from $949,000. Most of the decrease is attributed to savings in personnel and legal expenses.

         Interest expense was $13,000 for the quarter ended March 31, 2001 compared with $23,000 for the same quarter 2000 due to $172,000 decrease in the note payable to bank and $148,000 decrease in other notes payable. The Company reported a net loss of $6,000 on disposal of communications equipment for the quarter ended March 31, 2001 compared with a net gain of $553,000 for the quarter ended March 31, 2000. The net gain for the quarter ended March 31, 2000 included the sale of communication equipment and assets in Arizona.

         The Company reported a net loss of $267,000 for the first quarter 2001 compared with net income of $124,000 for the first quarter 2000. The variance is the result of a number of factors as described above combined with the net gain on the sale of assets in Arizona for the quarter ended March 31, 2000.

          For the year 2001 the Company has contracted to sell additional licenses at an aggregate sales price of something in excess of $6,000,000. These sales are subject to FCC approval and the Company does not recognize any revenues from these sales unless and until approval is obtained.

Financial Condition and Liquidity

         The Company had $901,000 in cash and cash equivalents at March 31, 2001 as compared with $1,054,000 at December 31, 2000. The working capital of the Company at March 2001 was a negative $641,000 as compared with a negative $503,000 at December 31, 2000.

      The net loss of $267,000 increased by depreciation and amortization expense of $221,000 was a loss of $46,000 for the quarter ended March 31, 2001, compared with net income of $404,000 for the quarter ended March 31, 2000, while the cash flows from operating activities were $3,000 and a negative $96,000 for the quarters ended March 31, 2001 and 2000, respectively. The Company reported a capital loss of $6,000 in the first quarter 2001 and a capital gain of $553,000 in the first quarter 2000 on the sale of communication assets.

      Cash used in investing activities was $58,000 as of March 31, 2001 as compared with $632,000 provided by investing activities as of March 31, 2000. The decrease was due primarily to proceeds of $746,000 from the sale of communication assets for the quarter ended March 31, 2000.

      Cash used in financing activities was $98,000 at March 31, 2001 and at March 31, 2000 used $168,000. The Company remitted $25,000 to pay down its credit line on a revolving note payable during the first quarter of 2001 and $50,000 during the first quarter of 2000. At March 31, 2001, the outstanding balance on the credit line was $253,000.

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

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

      None


      Exhibit             Description
      -------             -----------

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




Date: May 15, 2001