Form 10QSB
period 2001-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2001-08-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



{X} Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2001

{ }   Transition Report Under Section 13 or 15(d) of the Exchange Act for the
      transition period from                        to
                             ----------------------    ------------------------

Commission File Number 000-29032
                       ---------


                      CHAMPION COMMUNICATION SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                                76-0448005
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


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

As of July 31, 2001, there were 6,186,717 shares of common stock, $0.01 par value, of the registrant outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes  [ ]           No [X]

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited)

                   Consolidated Balance Sheets -
                   June 30, 2001 and December 31, 2000 (audited) .....................   1

                   Consolidated Statements of Operations -
                   Three Months and Six Months Ended
                   June 30, 2001 and 2000.............................................   2

                   Consolidated Statements of Stockholders' Equity -
                   Six Months Ended June 30, 2001 and
                   Year Ended December 31, 2000 (audited).............................   3

                   Consolidated Statements of Cash Flows -
                   Three Months and Six Months Ended
                   June 30, 2001 and 2000............................................    4

                   Notes to Financial Statements.....................................    5

                   Consolidated Earnings Per Share Computations -
                   Three Months and Six Months Ended
                   June 30, 2001 and 2000 ...........................................    6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.....................    7


PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K..................................   10


SIGNATURE............................................................................   11

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000

                              ASSETS
                                                                                    June 30,     December 31,
                                                                                      2001           2000
                                                                                   -----------    -----------
                                                                                    Unaudited
Current Assets
    Cash and cash equivalents                                                      $ 1,137,465    $ 1,053,651
    Accounts receivable net of allowance for doubtful accounts
         of $79,612 at June 30, 2001 and $27,424 at December 31, 2000                  395,706        445,510
    Notes receivable                                                                        --         29,208
    Inventories                                                                        753,134        538,965
    Prepaid expenses and other                                                         103,582        172,085
                                                                                   -----------    -----------
        Total Current Assets                                                         2,389,887      2,239,419
                                                                                   -----------    -----------

Communications equipment and related assets, net                                     2,098,780      2,267,043
Notes receivable, long-term, net                                                            --        191,181
Deferred taxes                                                                         215,000        215,000
Other assets, net of amortization of $962,066 at June 30, 2001 and
    $766,734 at December 31, 2000                                                    1,285,960      1,394,687
                                                                                   -----------    -----------
                                                                                   $ 5,989,627    $ 6,307,330
                                                                                   ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Note payable to bank                                                           $   100,000    $   278,000
    Accounts payable                                                                   467,404        395,328
    Accrued expenses                                                                   641,891        611,318
    License sales deposits                                                             963,000      1,044,250
    Deferred revenue                                                                   165,934        228,263
    Current maturities of notes payable                                                312,356        185,466
                                                                                   -----------    -----------
      Total Current Liabilities                                                      2,650,585      2,742,625
                                                                                   -----------    -----------

Long-Term Liabilities
    Notes payable                                                                       46,199        144,251
    Customer deposits                                                                   13,581         13,991
                                                                                   -----------    -----------
        Total Long-Term Liabilities                                                     59,780        158,242
                                                                                   -----------    -----------

Stockholders' Equity
    Common stock, $0.01 par value, 20,000,000 shares authorized,
         6,201,690 shares issued and 6,186,717 outstanding at June 30,
         2001 and 6,201,690 shares issued and 6,195,418 outstanding
         at December 31, 2000                                                           62,017         62,017
    Additional paid-in capital                                                       5,226,234      5,226,234
    Treasury stock, 14,973 shares at June 30, 2001 and 6,272 shares
         at  December 31, 2000, both at cost                                           (11,230)        (4,704)
    Accumulated deficit                                                             (1,997,759)    (1,877,084)
                                                                                   -----------    -----------
Total Stockholders' Equity                                                           3,279,262      3,406,463
                                                                                   -----------    -----------
                                                                                   $ 5,989,627    $ 6,307,330
                                                                                   ===========    ===========

See accompanying notes to financial statements

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2001 and 2000
                                    Unaudited

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                       June 30,
                                                        2001           2000           2001           2000
                                                     -------------------------     -------------------------
Revenues
   Dispatch communications                           $1,172,145     $1,153,344     $2,328,633     $2,355,202
   Equipment sales and service                          199,169        286,058        453,985        644,858
   Rental                                                49,703         81,332         96,308        153,377
   Spectrum sales and fees                              847,500        866,690        917,125        961,604
                                                     ----------     ----------     ----------     ----------

          Total Revenues                              2,268,517      2,387,424      3,796,051      4,115,041
                                                     ----------     ----------     ----------     ----------

Operating expenses:
   Cost of sales:
      Dispatch communications                           571,176        492,374      1,108,068      1,097,770
      Equipment sales and service                       165,172        137,048        371,333        384,502
      Rental                                              2,354          1,200          6,261          1,239
      Spectrum sales and fees                           185,371        187,448        186,774        200,703
                                                     ----------     ----------     ----------     ----------

          Total Cost of Sales                           924,073        818,070      1.672.436      1.684.214
                                                     ----------     ----------     ----------     ----------

   Provision for doubtful accounts                       25,500         27,000         51,000         54,000

   Depreciation and amortization                        216,922        236,952        437,770        517,209

   General and administrative expenses                  868,838        978,434      1,665,073      1,927,878
                                                     ----------     ----------     ----------     ----------

      Total Operating Expenses                        2,035,333      2,060,456      3,826,279      4,183,301
                                                     ----------     ----------     ----------     ----------

      Operating Income (Loss)                           233,184        326,968        (30,228)       (68,260)
                                                     ----------     ----------     ----------     ----------

Other income (expenses):

   Net gain (loss) on disposal of fixed assets              917         (1,345)        (5,384)       551,498
   Net loss on write-off of note receivable             (86,556)            --        (86,556)            --
   Interest income                                        8,708         18,164         24,253         33,997
   Interest expense                                      (9,648)       (19,312)       (22,760)       (42,594)
                                                     ----------     ----------     ----------     ----------

Income (loss) before income taxes                       146,605        324,475       (120,675)       474,641

Income tax expense                                           --        (25,600)            --        (51,300)
                                                     ----------     ----------     ----------     ----------

Net income (loss)                                    $  146,605     $  298,875     $ (120,675)    $  423,341
                                                     ==========     ==========     ==========     ==========

Weighted average common shares and common
    stock equivalents outstanding                     6,186,717      6,200,524      6,187,438     6, 175,573
                                                     ==========     ==========     ==========     ==========

Basic and diluted net income (loss) per
     common share                                    $     0.02     $     0.05     $    (0.02)    $     0.07
                                                     ==========     ==========     ==========     ==========

See accompanying notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Six Months Ended June 30, 2001 (unaudited) and
                 For the Year Ended December 31, 2000 (audited)

                                       Common                  Additional                                        Total
                                       stock       Common        paid-in      Accumulated     Treasury       stockholders'
                                       shares      stock         capital        deficit         stock           equity
                                     ---------    ---------    -----------    -----------     ----------     -----------

Balance at December 31, 1999         6,150,622    $  61,506    $ 5,201,211    $ (1,505,956)   $       --      $ 3,756,761

Contribution of common stock to
   Company 401(k) Plan                  51,068          511         25,023             --             --          25,534

Purchase of treasury stock                  --           --             --             --         (4,704)         (4,704)

Net loss  for 2000                          --           --             --       (371,128)            --        (371,128)
                                     ---------    ---------    -----------    -----------     ----------     -----------


Balance at December 31, 2000         6,201,690       62,017      5,226,234     (1,877,084)        (4,704)      3,406,463

Purchase of treasury stock                  --           --             --             --         (6,526)         (6,526)

Net loss for 2001 (unaudited)               --           --             --       (120,675)            --        (120,675)
                                     ---------    ---------    -----------    -----------     ----------     -----------

Balance at June 30, 2001             6,201,690    $  62,017    $ 5,226,234    $(1,997,759)    $  (11,230)    $ 3,279,262
                                     =========    =========    ===========    ===========     ==========     ===========






See accompanying notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months and Six Months Ended June 30, 2001 and 2000
                                   Unaudited

                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                   June 30,
                                                            2001        2000            2001       2000
                                                         -----------------------    -----------------------
Cash flows from operating activities:
    Net income (loss)                                    $  146,605    $ 298,875    $ (120,675)   $ 423,341

    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                         216,922      236,952       437,770      517,209
      Bad debt expense                                       25,500       27,000        51,000       54,000
      Loss (gain) on disposal/sale of fixed assets             (917)       1,345         5,384     (551,498)
      Write-off of note receivable                           86,556           --        86,556           --
      Change in assets and liabilities:
        Accounts receivable                                  42,703      (40,720)       69,907      191,284
        Inventory                                          (127,526)     (15,103)     (215,843)     (29,322)
        Deposits                                              2,860           --         5,516           --
        Prepaid expenses                                     29,444        7,622        68,503       68,573
        Accounts payable                                     18,511     (182,986)       72,076     (161,310)
        Accrued expenses                                     56,501      (50,954)       30,163      (60,055)
        License sales deposits                             (170,014)    (196,800)      (81,250)    (254,300)
        Deferred revenue                                     16,220      (37,939)      (62,329)    (246,323)
                                                         ----------    ---------    ----------    ---------
          Net cash provided by (used in) operating
            activities                                      343,365       47,292       346,778      (48,401)
                                                         ----------    ---------    ----------    ---------

Cash flows from investing activities:
    Collections of notes receivable                          20,001       14,241        22,325       28,162
    Dispositions (additions) to property and equipment      (34,278)      33,373       (37,749)     (21,192)
    Proceeds from sale of fixed assets                        1,500       28,504         3,500      774,591
    Additions to other assets                               (36,691)     (66,224)      (95,352)    (140,122)
                                                                       ---------    ----------    ---------
          Net cash provided by (used in) investing
            activities                                      (49,468)       9,894      (107,276)     641,439
                                                         ----------    ---------    ----------    ---------

Cash flows from financing activities:
    Repayment of notes payable                              (57,846)    (179,479)     (149,162)    (346,992)
    Purchase of treasury stock                                   --           --        (6,526)          --
                                                         ----------    ---------    ----------    ---------
          Net cash provided by (used in) financing
            activities                                      (57,846)    (179,479)     (155,688)    (346,992)
                                                         ----------    ---------    ----------    ---------

Net (decrease) increase  in cash and cash equivalents       236,051     (122,293)       83,814      246,046

Cash and cash equivalents at beginning of period            901,414      744,707     1,053,651      376,368
                                                         ----------    ---------    ----------    ---------

Cash and cash equivalents at end of period               $1,137,465    $ 622,414    $1,137,465    $ 622,414
                                                         ==========    =========    ==========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Taxes                                                $    4,353    $     600    $    8,823    $  26,300
                                                         ==========    =========    ==========    =========
    Interest                                             $    9,812    $  20,323    $   22,924    $  41,549
                                                         ----------    ---------    ----------    ---------
    Non-cash transactions:
    Equipment acquired from note receivable settlement   $  111,508    $      --    $  111,508    $      --
                                                         ----------    ---------    ----------    ---------
    Equipment sold in exchange for other assets          $   71,103    $      --    $   71,103    $      --
                                                         ==========    =========    ==========    =========

See accompanying notes to financial statements.
                                        4

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Three and Six Months Ended June 30, 2001
                                  (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three and six months ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, reflect all adjustments which, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 2000.

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

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED EARNINGS PER SHARE COMPUTATIONS
        For the Three Months and Six Months Ended June 30, 2001 and 2000
                                    Unaudited

                                                         Three Months Ended              Six Months Ended
                                                               June 30,                      June 30,
                                                          2001         2000             2001          2000
                                                       ------------------------      -------------------------

BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock           $ 146,605      $ 298,536      $(120,675)      $ 423,002

Shares used in earnings per share computations         6,186,717      6,200,524      6,187,438       6,175,573

Net income (loss) per weighted average common share    $    0.02      $    0.05      $   (0.02)      $    0.07
                                                       =========      =========      =========       =========


DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock           $ 146,605      $ 298,536      $(120,674)      $ 423,002

Shares used in earnings per share computation          6,186,717      6,200,524      6,187,438       6,175,573

Net income (loss) per weighted average common share    $    0.02      $    0.05      $   (0.02)      $    0.07
                                                       =========      =========      =========       =========

                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                              COMPUTATIONS - BASIC

Outstanding common shares at beginning of period       6,186,717      6,150,622      6,195,418       6,150,622

Weighted average common shares issued during period           --         49,902         (7,980)         24,951
                                                       ---------      ---------      ---------       ---------

Weighted average common shares used in earnings
   per share computation                               6,186,717      6,200,524      6,187,438       6,175,573
                                                       =========      =========      =========       =========



                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                             COMPUTATIONS - DILUTED



Outstanding common shares at beginning of period       6,186,717      6,150,622      6,195,418       6,150,622

Weighted average common shares issued during period           --         49,902         (7,980)         24,951
                                                       ---------      ---------      ---------       ---------
Weighted average common shares used in earnings
   per share computation                               6,186,717      6,200,524      6,187,438       6,175,573
                                                       =========      =========      =========       =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters Ended June 30, 2001 and 2000

         Revenues for the quarter ended June 30, 2001 were $2,269,000 compared with $2,387,000 for the quarter ended June 30, 2000. Dispatch revenues increased $19,000 to $1,172,000 for the quarter ended June 30, 2001 from $1,153,000 in the same quarter 2000. Equipment sales and service revenue decreased $87,000 or 30% for the second quarter 2001 as compared with second quarter 2000 due to the redirection of sales focus to equipment sales only for use on the Company's infrastructure. Rental revenue decreased $32,000 for the second quarter 2001. Spectrum and related revenue for the quarter ended June 30, 2000 were $867,000 as compared to sales of $848,000 for 2001.

         Costs and expenses increased $106,000 for the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000. The cost of dispatch revenue increased $79,000 for the second quarter 2001 as compared with second quarter 2000. The increased cost is partially due to the final negotiation of tower rent increases from prior periods. The cost of equipment sales and service increased $28,000 or 20% to $165,000 for the second quarter 2001 from $137,000 for the second quarter 2000. Radio rental cost increased $1,000. License expenses decreased $2,000 from the quarter ended June 30, 2000 as compared to the quarter ended June 30, 2001.

         Depreciation and amortization for the quarter ended June 30, 2001 was $217,000, a decrease of $20,000, or 8% from $237,000 reported for the quarter ended June 30, 2000. This decrease is due to the disposition of various non-strategic repeater sites.

         General and administrative expenses were down $109,000 to $869,000 from $978,000. Most of the decrease is attributed to savings in personnel and legal expenses.

         Interest expense was $10,000 for the quarter ended June 30, 2001 compared with $19,000 for the same quarter 2000 due to a net decrease in notes payable to bank and others of $262,000 between June 30, 2000 and June 30, 2001. The note payable to bank was renegotiated in the second quarter 2001 and the balance due was divided into two loans. As of June 30, 2001 the Company's line of credit was $100,000 and short-term note payable to bank was $143,000. The Company reported a net loss of $86,000 on re-acquisition of communications equipment in combination with the forgiveness of notes receivable for the quarter ended June 30, 2001.

         The Company reported net income of $147,000 for the second quarter 2001 compared with net income of $299,000 for the second quarter 2000. The variance is primarily the result of write-off of note receivable and increased cost of sales as described above.

For the year 2001, the Company has contracted to sell additional licenses at an aggregate sales price in excess of $6,000,000. These sales are subject to FCC approval and the Company does not recognize any revenues from these sales unless, and until, such approval is obtained.

Results of Operations - Six Months Ended June 30, 2001 and 2000

         Revenues for the six months ended June 30, 2001 were $3,796,000 compared with $4,115,000 for the six months ended June 30, 2000. Dispatch revenues decreased $26,000 to $2,329,000 for the six months ended June 30, 2001 from $2,355,000 in the same period 2000. Equipment sales and service revenue decreased $191,000 or 30% for the first six months 2001 as compared with the first six months 2000 due to the redirection of sales focus to equipment sales only for use on the Company's infrastructure. Rental revenue decreased $57,000 for the first six months 2001. Spectrum and related revenue for the six months ended June 30, 2000 were $917,000 as compared to sales of $962,000 for 2001.

         Costs and expenses decreased $12,000 for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000. The cost of dispatch revenue increased $10,000 for the first six months of 2001 as compared with the same period 2000. The cost of equipment sales and service decreased $14,000 or 3% to $371,000 for the first six months of 2001 from $385,000 for the first six months of 2000. Radio rental cost increased $5,000. License expenses decreased $14,000 from the six months ended June 30, 2000 as compared to the six months ended June 30, 2001.

         Depreciation and amortization for the six months ended June 30, 2001 was $438,000, a decrease of $79,000, or 15% from $517,000 reported for the six months ended June 30, 2000. This decrease is due to the disposition of various non-strategic repeater sites.

         General and administrative expenses were down $263,000 to $1,665,000 from $1,928,000. Most of the decrease is attributed to savings in personnel and legal expenses.

         Interest expense was $23,000 for the six months ended June 30, 2001 compared with $43,000 for the same period 2000. The Company has paid down existing notes payable without acquiring any significant new debt. The Company reported a net loss of $6,000 on disposal of communications equipment for the six months ended June 30, 2001 compared with a net gain of $551,000 for the six months ended June 30, 2000. In addition, in 2001 the Company reported a net loss of $87,000 on re-acquisition of communications equipment in combination with the forgiveness of notes receivable.

         The Company reported a net loss of $121,000 for the six months ended June 30, 2001 compared with net income of $423,000 for the six months ended June 30, 2000. The variance is largely the result of the net gain on the sale of assets in Arizona for the first quarter 2000.

For the year 2001, the Company has contracted to sell additional licenses at an aggregate sales price in excess of $6,000,000. These sales are subject to FCC approval and the Company does not recognize any revenues from these sales unless, and until, such approval is obtained.


Financial Condition and Liquidity

         The Company had $1,137,000 in cash and cash equivalents at June 30, 2001 as compared with $1,054,000 at December 31, 2000. The working capital of the Company at June 30, 2001 was a negative $261,000 as compared with a negative $503,000 at December 31, 2000.

         The net loss of $121,000 increased by depreciation and amortization expense of $438,000 was $317,000 for the six months ended June 30, 2001, compared with $941,000 for the six months ended June 30, 2000. The cash flows from operating activities were $347,000 for the six months ended June 30, 2001 and a negative $48,000 for the six months ended June 30, 2000.


         Cash used in investing activities was $125,000 as of June 30, 2001 as compared with $641,000 provided by investing activities as of June 30, 2000. The decrease was due primarily to proceeds of $775,000 from the sale of communications assets in 2000.

         Cash used in financing activities was $156,000 at June 30, 2001 and $347,000 at June 30, 2000. The Company remitted $25,000 to pay down its credit line on a revolving note payable during the first six months of 2001 and $125,000 during the first six months of 2000. At June 30, 2001, the outstanding balance on the credit line was $100,000.

         The Company continues its overall business plan to migrate from the rural community repeater areas to the metropolitan trunked repeaters which includes the sale and/or removal of non-productive assets. The Company has also established two international subsidiaries for the purpose of expanding into foreign markets. There can be no assurance of the Company's ability to sell the non-productive and rural assets or its ability to sell on favorable terms.

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