Form 10QSB/A
period 2001-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2001-08-15
CIK 1028921

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

        None.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                      CHAMPION COMMUNICATION SERVICES, INC.




                                   By: /s/ PAMELA R. COOPER
                                      ------------------------------------------
                                        Pamela R. Cooper
                                        Chief Financial Officer, Treasurer
                                        and Controller




Date: August 14, 2001