Form 10QSB
period 2001-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2001-11-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{X} Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
              of 1934 for the Quarter Ended September 30, 2001

{ } Transition Report Under Section 13 or 15(d) of the Exchange Act for the
    transition period from                         to
                           -----------------------    ------------------------

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

As of September 30, 2001, there were 6,172,672 shares of common stock, $0.01 par value, of the registrant outstanding.

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

                  Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000 (audited)................... 1

                  Consolidated Statements of Operations -
                  Three Months and Nine Months Ended
                  September 30, 2001 and 2000.......................................... 2

                  Consolidated Statements of Stockholders' Equity -
                  Nine Months Ended September 30, 2001 and
                  Year Ended December 31, 2000 (audited)............................... 3

                  Consolidated Statements of Cash Flows -
                  Three Months and Nine Months Ended
                  September 30, 2001 and 2000.......................................... 4

                  Notes to Consolidated Financial Statements........................... 5

                  Consolidated Earnings Per Share Computations -
                  Three Months and Nine Months Ended
                  September 30, 2001 and 2000.......................................... 6



     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................ 7



PART II.     OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K..................................... 10



SIGNATURE.............................................................................. 11


                  CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                         September 30, 2001 and December 31, 2000



                                                                                  September 30,      December 31,
                                                                                      2001               2000
                                                                                  -------------      ------------
                                                                                    Unaudited
              ASSETS

Current Assets
    Cash and cash equivalents                                                     $   4,855,780      $  1,053,651
    Accounts receivable, net of allowance for doubtful accounts
      of $93,474 at September 30, 2001 and $27,424 at December 31, 2000                 410,677           445,510
    Notes receivable                                                                         --            29,208
    Inventories                                                                         277,846           538,965
    Prepaid expenses and other                                                           69,723           172,085
                                                                                  -------------      ------------

      Total Current Assets                                                            5,614,026         2,239,419
                                                                                  -------------      ------------

Communications equipment and related assets, net                                      1,679,942         2,267,043

Notes receivable, long-term, net                                                             --           191,181
Deferred taxes                                                                           22,000           215,000
Other assets, net of amortization of $798,522 at September 30, 2001 and
    $766,734 at December 31, 2000                                                     1,200,863         1,394,687
                                                                                  -------------      ------------

                                                                                  $   8,516,831      $  6,307,330
                                                                                  =============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Note payable to bank                                                          $     100,000      $    278,000
    Accounts payable                                                                    256,997           395,328
    Accrued expenses                                                                    774,903           611,318
    Accrued taxes payable                                                               500,000                --
    License sales deposits                                                              114,200         1,044,250
    Deferred revenue                                                                     79,684           228,263
    Current maturities of notes payable                                                 283,034           185,466
                                                                                  -------------      ------------

      Total Current Liabilities                                                       2,108,818         2,742,625
                                                                                  -------------      ------------

Long-Term Liabilities
    Notes payable                                                                        20,947           144,251
    Customer deposits                                                                    10,172            13,991
                                                                                  -------------      ------------

      Total Long-Term Liabilities                                                        31,119           158,242
                                                                                  -------------      ------------
Stockholders' Equity
      Common stock, $0.01 par value, 20,000,000 shares authorized,
       6,201,690 shares issued and 6,172,672 outstanding at September 30,
       2001 and 6,201,690 shares issued and 6,195,418 outstanding at
       December 31, 2000                                                                 62,017            62,017
    Additional paid-in capital                                                        5,226,234         5,226,234
    Treasury stock, 29,018 shares at September 30, 2001 and 6,272 shares
       at December 31, 2000, at cost                                                    (17,242)           (4,704)

    Retained earnings (deficit)                                                       1,105,885        (1,877,084)
                                                                                  -------------      ------------

Total Stockholders' Equity                                                            6,376,894         3,406,463
                                                                                  -------------      ------------

                                                                                  $   8,516,831      $  6,307,330
                                                                                  =============      ============


See accompanying notes to consolidated financial statements.

                   CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                           Unaudited

                                                            Three Months Ended                      Nine Months Ended
                                                                September 30,                         September 30,
                                                           2001              2000                2001               2000
                                                      -------------------------------         -------------------------------
Revenues
   Dispatch communications                            $ 1,154,445         $ 1,185,556         $ 3,483,078         $ 3,540,758
   Equipment sales and service                            214,938             291,446             668,923             936,304
   Rental                                                  45,776              67,760             142,084             221,137
   Spectrum sales and fees                              3,806,887             180,875           4,724,012           1,142,479
                                                      -----------         -----------         -----------         -----------

          Total Revenues                                5,222,046           1,725,637           9,018,097           5,840,678
                                                      -----------         -----------         -----------         -----------

Operating expenses:
   Cost of sales:
      Dispatch communications                             533,891             551,643           1,641,959           1,649,413
      Equipment sales and service                         180,769             237,459             552,102             621,961
      Rental                                                3,551                  23               9,812               1,262
      Spectrum sales and fees                           1,174,063              49,687           1,360,837             250,390
                                                      -----------         -----------         -----------         -----------

          Total Cost of Sales                           1,892,274             838,812           3,564,710           2,523,026

   Provision for doubtful accounts                         25,500              27,000              76,500              81,000

   Depreciation and amortization                          217,653             229,982             655,423             747,191

   General and administrative expenses                  1,023,124             918,124           2,688,197           2,846,002
                                                      -----------         -----------         -----------         -----------

      Total Operating Expenses                          3,158,551           2,013,918           6,984,830           6,197,219
                                                      -----------         -----------         -----------         -----------

      Operating Income (Loss)                           2,063,495            (288,281)          2,033,267            (356,541)
                                                      -----------         -----------         -----------         -----------

Other income (expenses):

   Net gain (loss) on disposal/sale of fixed assets     2,237,226             (13,858)          2,231,842             537,640
   Net loss on write-off of note receivable                    --                  --             (86,556)                 --
   Interest income                                          7,764              19,314              32,017              53,311
   Interest expense                                       (11,791)            (13,810)            (34,551)            (56,404)
                                                      -----------         -----------         -----------         -----------

Income (loss) before income taxes                       4,296,694            (296,635)          4,176,019             178,006

Income tax expense                                      1,193,050                 600           1,193,050              51,900
                                                      -----------         -----------         -----------         -----------

Net income (loss)                                     $ 3,103,644         $  (297,235)        $ 2,982,969         $   126,106
                                                      ===========         ===========         ===========         ===========

Weighted average common shares and common
   stock equivalents outstanding                        6,183,109           6,199,575           6,183,927           6,183,468
                                                      ===========         ===========         ===========         ===========

Basic net income (loss) per common share              $      0.50         $     (0.05)        $      0.48         $      0.02
                                                      ===========         ===========         ===========         ===========

Diluted net income (loss) per common share            $      0.50         $     (0.05)        $      0.48         $      0.02
                                                      ===========         ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

                       CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended September 30, 2001 (unaudited) and
                           For the Year Ended December 31, 2000 (audited)



                                        Common                       Additional       Retained                           Total
                                        stock          Common         paid-in         earnings        Treasury        stockholders'
                                        shares         stock          capital         (deficit)         stock            equity
                                      ---------     -----------     -----------     ------------     ------------     ------------
Balance at December 31, 1999          6,150,622     $    61,506     $ 5,201,211     $(1,505,956)     $        --      $ 3,756,761

Contribution of common stock to
   Company 401(k) Plan                   51,068             511          25,023              --               --           25,534

Purchase of treasury stock                   --              --              --              --           (4,704)          (4,704)

Net loss for 2000                            --              --              --        (371,128)              --         (371,128)
                                      ---------     -----------     -----------     ------------     ------------     ------------

Balance at December 31, 2000          6,201,690          62,017       5,226,234      (1,877,084)          (4,704)       3,406,463

Purchase of treasury stock                   --              --              --              --          (12,538)         (12,538)

Net income for 2001 (unaudited)              --              --              --       2,982,969               --        2,982,969
                                      ---------     -----------     -----------     ------------     ------------     ------------

Balance at September 30, 2001         6,201,690     $    62,017     $ 5,226,234     $ 1,105,885      $   (17,242)     $ 6,376,894
                                      =========     ===========     ===========     ============     ============     ============




See accompanying notes to consolidated financial statements.

                    CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                          Unaudited



                                                                    Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                                   2001            2000           2001            2000
                                                                --------------------------    --------------------------
Cash flows from operating
activities:
    Net income (loss)                                           $ 3,103,644    $  (297,235)   $ 2,982,969    $   126,106

    Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                                 217,653        229,982        655,423        747,191
      Bad debt expense                                               25,500         27,000         76,500         81,000
      Common stock issued for services                                   --             --             --         20,829
      (Gain)/loss on disposal/sale of fixed assets               (2,237,226)        13,858     (2,231,842)      (537,640)
      Write-off of note receivable                                       --             --         86,556             --
      Change in assets and liabilities:
        Accounts receivable                                         (40,471)        78,082         29,436        269,366
        Inventory                                                   476,962        (11,340)       261,119        (40,662)
        Prepaid expenses                                             33,859        (15,805)       102,362         52,768
        Other assets                                                 (5,210)       (22,073)           306        (22,073)
        Deferred taxes                                              193,000             --        193,000             --
        Accounts payable                                           (210,407)       (24,638)      (138,331)      (185,948)
        Accrued expenses                                            133,422         37,544        163,585        (22,511)
        Taxes payable                                               500,000             --        500,000             --
        License sales and customer deposits                        (852,619)       (85,700)      (933,869)      (340,000)
        Deferred revenue                                            (86,250)       (66,017)      (148,579)      (312,340)
                                                                -----------    -----------    -----------    -----------
          Net cash provided by (used in) operating
            activities                                            1,251,857       (136,342)     1,598,635       (163,914)
                                                                -----------    -----------    -----------    -----------

Cash flows from investing activities:
    Issuance of notes receivable                                         --             --             --        (25,650)
    Collections of notes receivable                                      --         24,662         22,325         52,824
    Dispositions (additions) to property and equipment, net         (89,755)       (42,745)      (127,504)       (63,937)
    Proceeds from sale of fixed assets                            2,650,724         26,730      2,654,224        801,321
    Dispositions (additions) to other assets, net                   (33,925)        48,956       (129,277)       (86,345)
                                                                -----------    -----------    -----------    -----------
          Net cash provided by investing
            activities                                            2,527,044         57,603      2,419,768        678,213
                                                                -----------    -----------    -----------    -----------

Cash flows from financing activities:
    Repayment of notes payable                                      (54,574)       (52,125)      (203,736)      (399,117)
    Purchase of treasury stock                                       (6,012)            --        (12,538)            --
                                                                -----------    -----------    -----------    -----------
          Net cash used in financing
            activities                                              (60,586)       (52,125)      (216,274)      (399,117)
                                                                -----------    -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents              3,718,315       (130,864)     3,802,129        115,182

Cash and cash equivalents at beginning of period                  1,137,465        622,414      1,053,651        376,368
                                                                -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period                      $ 4,855,780    $   491,550    $ 4,855,780    $   491,550
                                                                ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Taxes                                                       $   500,414    $    26,300    $   509,237    $    26,300
                                                                ===========    ===========    ===========    ===========
    Interest                                                    $    12,696    $    16,927    $    35,620    $    58,476
                                                                ===========    ===========    ===========    ===========

    Non-cash transactions:
    Equipment acquired from note receivable settlement          $        --    $        --    $   111,508    $        --
                                                                ===========    ===========    ===========    ===========
    Equipment sold in exchange for other assets                 $        --    $        --    $    71,103    $        --
                                                                ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three and nine months ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 2000.

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

                  CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED EARNINGS PER SHARE COMPUTATIONS
          For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                          Unaudited



                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                       2001          2000            2001           2000
                                                                   --------------------------    -------------------------
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                       $ 3,103,644    $  (297,235)   $ 2,982,969    $   126,106

Shares used in earnings per share computations                       6,183,109      6,199,575      6,183,927      6,183,468

Net income (loss) per weighted average common share                $      0.50    $     (0.05)   $      0.48    $      0.02
                                                                   ===========    ===========    ===========    ===========


DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                       $ 3,103,644    $  (297,235)   $ 2,982,969    $   126,106

Shares used in earnings per share computation                        6,184,524      6,199,575      6,185,342      6,183,468

Net income (loss) per weighted average common share                $      0.50    $     (0.05)   $      0.48    $      0.02
                                                                   ===========    ===========    ===========    ===========



                          COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                      COMPUTATIONS - BASIC


Outstanding common shares at beginning of period                     6,186,717      6,199,711      6,195,418      6,150,622

Weighted average common shares issued during period                     (3,608)          (136)       (11,491)        32,846
                                                                   -----------    -----------    -----------    -----------

Weighted average common shares used in earnings
   per share computation                                             6,183,109      6,199,575      6,183,927      6,183,468
                                                                   ===========    ===========    ===========    ===========



                          COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                      COMPUTATIONS - DILUTED


Outstanding common shares at beginning of period                     6,186,717      6,199,711      6,195,418      6,150,622

Weighted average common shares issued during period                     (2,193)          (136)       (10,076)        32,846
                                                                   -----------    -----------    -----------    -----------
Weighted average common shares used in earnings
   per share computation                                             6,184,524      6,199,575      6,185,342      6,183,468
                                                                   ===========    ===========    ===========    ===========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended September 30, 2001 and 2000

         Revenues for the quarter ended September 30, 2001 were $5,222,000 compared with $1,726,000 for the quarter ended September 30, 2000. Dispatch revenues decreased $31,000 to $1,154,000 for the quarter ended September 30, 2001 from $1,185,000 in the same quarter 2000. This decrease reflects the reduction of revenues due to migration from non-strategic sites. Equipment sales and service revenue decreased $76,000 or 26% for the third quarter 2001 as compared with third quarter 2000 due to the redirection of sales focus to equipment sales only for use on the Company's infrastructure. Rental revenue decreased $22,000 for the third quarter 2001. Spectrum and related revenue for the quarter ended September 30, 2001 were $3,807,000 as compared to sales of $181,000 for 2000. In the third quarter 2001 the Company closed on substantially all of an asset purchase agreement for the sale of selected communication assets.

         Costs and expenses increased $1,053,000 for the quarter ended September 30, 2001 as compared with the quarter ended September 30, 2000. The cost of dispatch revenue decreased $18,000 for the third quarter 2001 as compared with third quarter 2000. The cost of equipment sales and service decreased $56,000 or 24% to $181,000 for the third quarter 2001 from $237,000 for the third quarter 2000 which corresponds to reduced revenues in the third quarter 2001. Radio rental cost increased $4,000 due to freight and parts expenses for the third quarter 2001 as compared with the same period 2000. Spectrum sale expenses increased $1,124,000 from the quarter ended September 30, 2000 as compared to the quarter ended September 30, 2001, corresponding to the increased revenue.

         Depreciation and amortization for the quarter ended September 30, 2001 was $218,000, a decrease of $12,000 from $230,000 reported for the quarter ended September 30, 2000.

         General and administrative expenses increased $105,000 to $1,023,000 from $918,000. Most of the increase was due to legal expenses related to the exploration of international business opportunities. Increases in commission and travel expenses were offset by savings in personnel expense.

         Interest expense was $12,000 for the quarter ended September 30, 2001 compared with $14,000 for the same quarter 2000. The Company reported a net gain of $2,237,000 on disposal and sale of communications equipment and licenses for the quarter ended September 30, 2001 compared with a net loss of $14,000 for the quarter ended September 30, 2000. The net gain for the quarter ended September 30, 2001 includes the closing of substantially all of an asset purchase agreement for the sale of communication assets and the final closing of the 1999 contract for the sale of Arizona communications equipment.

         The Company reported net income of $3,104,000 for the third quarter 2001 compared with a net loss of $297,000 for the third quarter 2000. The variance is the result of closing substantially all of an asset purchase agreement for the sale of selected communication assets.

Results of Operations - Nine months ended September 30, 2001 and 2000

         Revenues for the nine months ended September 30, 2001 were $9,018,000 compared with $5,841,000 for the nine months ended September 30, 2000. Dispatch revenues decreased $58,000 to $3,483,000 for the nine months ended September 30, 2001 from $3,541,000 in the same period 2000. This decrease reflects the reduction of revenues due to migration from non-strategic sites. Equipment sales and service revenue decreased $267,000 or 29% for the first nine months 2001 as compared with the first nine months 2000 due to the redirection of sales focus to equipment sales only for use on the Company's infrastructure. Rental revenue decreased $79,000 for the first nine months 2001. Spectrum and related revenue for the nine months ended September 30, 2001 were $4,724,000 as compared to sales of $1,142,000 for 2000.

         Costs and expenses increased $1,042,000 for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000. The cost of dispatch revenue decreased $7,000 for the first nine months of 2001 as compared with the first nine months of 2000. The cost of equipment sales and service decreased $70,000 or 11% to $552,000 for the first nine months 2001 from $622,000 for the first nine months 2000. The decrease corresponds to reduced revenues in the first nine months 2001, offset by inventory adjustments. Radio rental cost increased $9,000 due to freight and parts expenses for the first nine months 2001 as compared with the same period 2000. Spectrum expenses increased $1,111,000 from the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001, corresponding to the increased revenue.

         Depreciation and amortization for the nine months ended September 30, 2001 was $655,000, a decrease of $92,000 from $747,000 reported for the nine months ended September 30, 2000. This decrease is due to the disposition of various non-strategic repeater sites.

         General and administrative expenses decreased $158,000 to $2,688,000 from $2,846,000. The Company had significant savings in personnel costs that were primarily offset by legal expenses related to the exploration of international business opportunities.

         Interest expense was $35,000 for the nine months ended September 30, 2001 compared with $56,000 for the same period 2000. The Company paid down existing notes payable without acquiring any significant new debt in the first nine months of 2001. The Company reported a net gain of $2,232,000 on disposal of communications equipment and licenses for the nine months ended September 30, 2001 compared with a net gain of $538,000 for the nine months ended September 30, 2000. The net gain for the nine months ended September 30, 2001 includes the closing of substantially all of an asset purchase agreement for the sale of selected communication assets. In addition, in 2001 the Company reported a net loss of $87,000 on re-acquisition of communications equipment in combination with the forgiveness of notes receivable.

         The Company reported net income of $2,983,000 for the first nine months 2001 compared with net income of $126,000 for the first nine months 2000. The variance is the result of closing substantially all of an asset purchase agreement for the sale of selected communication assets.

         For the year 2001, the Company has contracted to sell additional licenses at an aggregate sales price of something in excess of $800,000. These sales are subject to FCC approval and the Company does not recognize any revenues from these sales unless, and until, such approval is obtained.

Financial Condition and Liquidity

         The Company had $4,856,000 in cash and cash equivalents at September 30, 2001 as compared with $1,054,000 at December 31, 2000. The working capital of the Company at September 30, 2001 was $3,505,000 as compared with a negative $503,000 at December 31, 2000.

      Net income of $2,983,000 increased by depreciation and amortization expense of $655,000 was $3,638,000 for the nine months ended September 30, 2001, compared with $873,000 for the nine months ended September 30, 2000. Cash flows from operating activities were $1,599,000 and a negative $164,000 for the nine months ended September 30, 2001 and 2000, respectively. The Company reported capital gains of $2,232,000 for the first nine months of 2001 and capital gains of $538,000 for the first nine months of 2000 on the sale of communication assets.

      Cash provided by investing activities was $2,420,000 for the nine months ended September 30, 2001 as compared with $678,000 for the nine months ended September 30, 2000. The increase was due primarily to proceeds of $2,654,000 from the sale of communication assets in 2001.

      Cash used in financing activities was $216,000 for the nine months ended September 30, 2001 and $399,000 for the nine months ended September 30, 2000. The Company remitted $25,000 to pay down its credit line on a revolving note payable during the first nine months of 2001 and $125,000 during the first nine months of 2000. At September 30, 2001, the outstanding balance on the credit line was $100,000.

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







Date: November 14, 2001