Form 10KSB40
period 2001-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2002-04-01
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2001.
0r
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Transition Period
    From _____________to _____________

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
Yes    [X]        No    [ ]

State issuer's revenues for its most recent fiscal year.  $10,674,475

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 29, 2002, there were 4,311,025 shares of common stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 2002 was $1,332,757 based upon the average bid and ask price of the common stock on such date of U.S. $0.60 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES

                                                 INDEX                                                PAGE NUMBER

DOCUMENTS INCORPORATED BY REFERENCE ..................................................................      i

GLOSSARY OF TERMS ....................................................................................     ii

                                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS .....................................................................      1

ITEM 2.  DESCRIPTION OF PROPERTY .....................................................................     14

ITEM 3.  LEGAL PROCEEDINGS ...........................................................................     14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................................     14


                                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ....................................     15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......     16

ITEM 7.  FINANCIAL STATEMENTS ........................................................................     18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ........     19


                                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16 (a) OF THE EXCHANGE ACT ..........................................................     20

ITEM 10. EXECUTIVE COMPENSATION ......................................................................     20

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..............................     20

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............................................     20

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ............................................................     21

SIGNATURES ...........................................................................................     25

                       DOCUMENTS INCORPORATED BY REFERENCE


         The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 2002 annual meeting of stockholders.


Item  9       Directors and Executive      Incorporated by reference from
              Officers of the Registrant   "Nominees for Election of Directors"
                                           of the Company's definitive proxy
                                           statement to be filed pursuant to
                                           Regulation 14A of the Securities
                                           Exchange Act of 1934, as amended
                                           (the "Exchange Act"), for the
                                           Company's 2002 annual meeting of
                                           stockholders. The incorporated
                                           portions consist of all of the
                                           disclosures that appear in that
                                           Proxy Statement under the headings
                                           "Nominees for Election as Directors"
                                           and "Executive Officers."

Item 10       Executive Compensation       Incorporated by reference from
                                           "Executive Compensation" of the
                                           Company's definitive proxy statement
                                           to be filed pursuant to Regulation
                                           14A of the Exchange Act for the
                                           Company's 2002 annual meeting of
                                           stockholders.

Item 11       Security Ownership of        Incorporated by reference from
              Certain Beneficial Owners    "Security Ownership of Certain
              and Management               Beneficial Owners and Management" of
                                           the Company's definitive proxy
                                           statement to be filed pursuant to
                                           Regulation 14A of the Exchange Act
                                           for the Company's 2002 annual
                                           meeting of stockholders.

Item 12       Certain Relationships and    Incorporated by reference from
              Related Transactions         "Certain Relationships and Related
                                           Transactions" of the Company's
                                           definitive proxy statement to be
                                           filed pursuant to Regulation 14A of
                                           the Exchange Act for the Company's
                                           2002 annual meeting of stockholders.


Transitional Small Business Disclosure Format: Yes   ; No  X
                                                  ---     ---

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

Commercial Mobile Radio Service         Mobile services that are provided for
("CMRS")                                profit, are interconnected to the PSN
                                        and are available to the general public
                                        on a non-discriminatory basis. These
                                        CMRS providers historically have been
                                        referred to as "common carriers."

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

FCC                                     Federal Communications Commission.

450-512 MHz Band                        450-470 MHz - A group of frequencies
                                        operating with a narrow channel
                                        bandwidth, which is shared with an
                                        unlimited number of users (co-channel
                                        operation) utilizing an unlimited number
                                        of units. Thus, user exclusivity on a
                                        particular frequency during a call is
                                        currently not achievable in this band.

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

Private Mobile Radio Service            Two-way radio operations offering
("PMRS")                                dispatch and other wireless
                                        communications services. These services
                                        generally cannot be interconnected to
                                        the PSN. An operator may provide such
                                        services on a discriminatory basis.
                                        Operators who provide dispatch services
                                        in the bands below 800 MHz are regulated
                                        as PMRS licensees. These PMRS licensees
                                        historically have been referred to as
                                        "private carriers."

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

Unit                                    A base, mobile or hand held radio.

Universal Licensing Service             The FCC's electronic system for filing
("ULS")                                 PMRS and other wireless applications,
                                        coordination data, and other accessory
                                        information.

Wireless Local Loop                     A low-power radio system providing
                                        communication from subscriber to
                                        provider without wires. This technology
                                        is especially useful in sparsely
                                        populated areas and in areas with
                                        difficult terrain.

                                      V

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

         This Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act."). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those factors discussed in the Section of this Annual Report on Form 10-KSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." Specifically, there can be no assurance that the Company will be able to compete effectively, continue to sell its licensed systems at a profit, increase its utilization on its T-Band systems, retain its key personnel or take any or all of the other actions in this Annual Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                   THE COMPANY

         The Company provides high-powered trunked radio dispatch services in the United States. The Company currently serves approximately 799 trunked dispatch customers in the Major Metropolitan Areas utilizing 13,257 subscriber units (either radio or base stations) in 6 states. The Company's customers are principally businesses and government agencies located in the targeted metropolitan areas.

         Dispatch services are offered on the 450-512 MHz and 800 MHz bands. Operators of these dispatch services are regulated as PMRS providers (i.e., private carriers) or as CMRS providers (i.e., common carriers). Under recent rule changes, an operator, like the Company, provides service pursuant to a frequency-specific, site-specific FCC license. Additionally, an operator, like the Company, may provide service to an entity which, itself, is licensed to operate on a specific frequency at a specific location within the same band. A repeater that is operated as a PMRS is subject to more relaxed regulatory requirements than a CMRS provider, such as cellular and certain SMR or ESMR licensees. See "Current Business - Regulation."

         The Company offers its dispatch services primarily in the 470-512 MHz band, or T-Band. It also operated conventional and trunked dispatch services in the 800 MHz band until the end of 2001. During 2001, the Company closed, with FCC consent, contracted sales of the majority of its 800 MHz services, and it entered into a contract, conditioned upon obtaining requisite FCC consent, to sell its remaining 800 MHz services, thereby concluding its current operations in the 800 MHz band. The Company continues to concentrate on the 470-512 MHz band because this coverage allows the Company to provide a more competitive monthly service rate than other service providers. However, there can be no assurance that this strategy will be effective. In the 470-512 MHz band, the Company operates repeaters with its own FCC license. None of the Company's repeaters are interconnected to the PSN. Thus the Company's private carrier licenses all are in the PMRS category. As a PMRS licensee, the Company is subject to less stringent regulatory requirements than CMRS licensees.

         The Company has determined that UHF trunking was its primary goal for business operations in its targeted metropolitan areas. The Company believes that achieving this goal has transformed its operations from a primarily conventional CR business to a business providing trunked technology in selected Major Metropolitan Areas. The Company has capitalized upon its ability to trunk numerous repeaters into consolidated systems with many channels offering wide geographic coverage in five metropolitan markets. This approach has involved the Company's ongoing conversion to T-Band systems by eliminating single site CRs and CRs outside the Major Metropolitan Markets after having obtained any requisite FCC approvals. The Company began the final phase to divest itself of CRs in the 450-470 MHz band in late 2001 in order to focus its resources on T-Band systems, which the Company believes to be more profitable. The Company plans to have completed the removal and sale of all CRs by the end of the first quarter 2002.

         Initially, the Company utilized independent dealers for sales and service activities. This sales approach changed, as from late 1997 until the end of 2001, the Company managed its assets and customers through Company-owned sales and services in five operational regions. During the fourth quarter of 2001, the Company determined that it could access a larger potential customer base by authorizing qualified independent dealers to represent operations in the five served major regions. Thus, the direct sales and service operations in these regions have been discontinued and inventory and service will be centrally warehoused at the Company's corporate location in The Woodlands, Texas. The Company will maintain regional representation to concentrate on the national accounts that require "totally integrated communication systems."

         Management of the Company has observed that, over the last decade, most spectrum has increased in value, precipitated by a fixed supply and increased utilization. In the process of securing a limited number of licenses for its own use, management of the Company discovered that it was successful at identifying and acquiring exclusive licenses after obtaining requisite FCC consent. The process is technical and lengthy. As a result of its successes, after obtaining FCC consent, the Company has been able to sell several licensed systems in excess of $15,856,000 since its inception. Some of these sales were operational revenues and others were sales of communication equipment and other assets. Based on this experience, management recognizes the value of spectrum and will continue to maximize value for the Company through these efforts.

         The Company has identified that communication solution opportunities exist in Vietnam and elsewhere in South and Southeast Asia. Preliminary studies of these opportunities indicate that the Company might be afforded the opportunity to install Wireless Local Loop products throughout Vietnam. A test system was operational and given preliminary approval by the Vietnamese government during 2001. If final testing and approval is achieved, the Company's Wireless Local Loop product will be available to be utilized throughout Vietnam. However, there are no assurances that there will be final approval or that the sale of the Company's Wireless Local Loop product will be successful if it is available.

         The Company has formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherland companies, and Champion Wireless Systems International N.V., a Netherland Antilles company, as wholly owned subsidiaries to conduct the international operations. Authority for resident offices was obtained in Vietnam during 2001 and Champion Vietnam Wireless B.V. has established offices in both Hanoi and Ho Chi Minh City. There are currently two employees in the Ho Chi Minh City office and one in the Hanoi office.

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

         Since acquiring the CRs from Motorola, the Company evaluated its total mix of dispatch services and identified markets in which it had sufficient strength to build dispatch operations. The Company is gradually divesting itself of various dispatch operations outside the markets identified for development, after obtaining any necessary FCC consent. In particular, in an effort to increase its subscriber capacity, overall network control and revenue potential, consistent with FCC rules, the Company has converted its systems in targeted markets to Trunked Systems. In both the 450-512 MHz band and the 800 MHz band, the Company, after obtaining any necessary FCC consents, converted many of the individual licenses held by its subscribers to consolidated licenses in its own name. As of March 9, 2002, the Company: (i) operated 91 CRs and 272 trunked repeaters in the 450-512 MHz band; (ii) held 280 exclusive licenses, of which one (1) license is in the 800 MHz band and 279 licenses are in the 470-512 MHz band; and (iii) held 184 co-channeled licenses, of which 2 licenses are in the 800 MHz band, 158 licenses are in the 470-512 MHz band, and 24 licenses are in the 450-470 MHz band.


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

         The dispatch industry is a distinct segment of the wireless communications industry, which also includes wireless telephone (cellular, PCS and satellite), paging and data transmission services. Wireless telephone services are designed for personal communications by providing two-way communication among individuals. This segment of the industry refers to its radios as "telephones" and is viewed as an extension of the traditional wireline telephone network. Wireless telephones require a minimum seven digit dial-up procedure and wireless telephone conversations typically average more than one minute in duration. Paging services enable subscribers to contact an individual or group of portable receivers which emit an audible, visual or tactile alert and can sometimes record a numeric or alpha-numeric message. Paging systems allow only the transmission of a limited amount of information and generally only provide one-way communication. Data transmission services are, at present, primarily offered on data-only (non-voice) packet switched networks. In contrast, dispatch services provide for the immediate transmission of information, whether voice messages or data, to groups of mobile or portable radio users. Companies use dispatch services to communicate among others and to provide task assignment and coordination. Dispatch services are designed to provide bi-directional group communications and to allow the user to address either entire groups, sub-groups or individuals with simple and rapid push-to-talk call set-up procedures. Dispatch conversations are typically short and allow for all participants to communicate with each other simultaneously. Dispatch services are less expensive than other CMRS wireless communications services, such as 800 MHz and 900 MHz SMR, cellular and PCS.

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

HISTORY OF DISPATCH NETWORKS

         The dispatch industry is comprised of operator-licensed systems and user-licensed systems. The Company currently provides both these dispatch services, although it is exiting the end-user licensed dispatch market. See "The Company." In the 800 MHz and 900 MHz bands, trunked dispatch systems are referred to as SMRs or ESMRs. These systems are operated by licensees that provide dispatch services to others for a monthly fee. In contrast, providers of dispatch services, such as the Company, derive revenues from the sale, rental and servicing of end-user equipment and from dispatch fees.

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

         Implementation of emerging, spectrum-efficient digital switching and transmission technologies is increasing dispatch system capacity even further. These new technologies are currently being implemented on ESMR systems. However, the Company has no current plans to operate ESMR systems.


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

         Users of the 450-512 MHz band have begun to experience channel congestion and spectrum crowding, especially in metropolitan areas. This spectrum is frequently incapable of handling the demands placed upon it, and users are often unable to find a clear channel. To remedy this situation, beginning in 1997, the FCC has adopted rules, and has considered additional rules, to promote more effective and efficient use of the bands below 512 MHz. These actions, implemented as part of the FCC's ongoing "refarming proceeding," have increased and shall continue to increase the opportunities for the Company to use higher capacity trunking technology in these bands. See "Current Business
- Regulation."

         800 MHz (SMR). Dispatch services are provided not only in the 450-512 MHz band, but also in the 800 MHz band. Due to technological developments and regulatory changes, 800 MHz band operators may elect to convert their systems from analog to digital. Conversion of systems to digital technology may make this band more appropriate for services other than dispatch. See "Current Business - Competition." The Company has successfully negotiated contracts to sell (with FCC consent) substantially all its 800

MHz operations. Pursuing this strategy, however, does not prevent the Company from being granted FCC licenses for the exclusive use of additional 800 MHz channels and from obtaining FCC consent to operate trunked repeater 800 MHz band systems in the future.

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


                                CURRENT BUSINESS

GENERAL

         The Company provides high-powered repeater dispatch services in Major Metropolitan Areas in 6 states. The Company currently serves approximately 799 customers utilizing 13,257 two-way radio units in the trunked format. The Company provides its customers, which are primarily business and governmental agencies, with equipment, equipment rentals and dispatch services. Under applicable FCC rules, the Company is not required to obtain FCC licenses for those CR systems serving individually-licensed customers. However, the Company is licensed by the FCC to operate its Trunked Systems serving customers which do not have their own licenses.

         Pursuant to several contracts with Motorola executed in 1994 (the "Motorola Agreements"), the Company acquired 1,501 CRs. There were no FCC licenses assigned to the Company as part of this transaction. The Company historically has operated CRs and trunked repeaters exclusively for dispatch purposes. It is expanding the dispatch services provided to include data transmission, which allows text messaging and vehicle tracking by satellite. A largely expanded use of bandwidth is tracking vehicle location through the Global Positioning Network. The data transmissions require less bandwidth which increases the potential subscriber usage of each channel. This format will increase the potential number of units which may be loaded on each system.

         Equipment products for the 450-512 MHz band frequencies, where the Company provides most of its services, and for the 800 MHz band, are available from numerous manufacturers. Prices for this equipment range from $450 to $900 per unit, depending on the features offered and the warranty provided. The Company's principal equipment suppliers are Motorola and Kenwood, and the Company has entered into dealer agreements with both companies. Both dealer agreements, however, may be terminated at any time by either party without cost. Termination of either of these agreements could have a materially adverse effect on the Company.

         The Company operates its dispatch repeaters primarily in the 450-512 MHz frequency band. The Company has also had limited operations in the 800 MHz band. However, the Company is not active in the 220 MHz band, 900 MHz band, cellular or PCS segments of the wireless communications industry and it currently does not intend to become active in those segments.

         450-512 MHz REPEATER OPERATIONS. The Company conducts the majority of its operations in the 450-512 MHz frequency band. The Company is actively pursuing widespread utilization of trunking technology for its systems in this band. A trunked 450-512 MHz band repeater is superior to a conventional repeater in that Trunked Systems make more channels available to handle calls and thus provide greater capacity than conventional systems. See "The Dispatch Industry - Emerging Technologies." The trunked repeater format also provides the customer with more calls and faster calls than a conventional system. See "The Dispatch Industry - Emerging Technologies." These factors, in turn, allow a greater number of users to make more calls than a conventional system, which should generate additional revenues for the Company. The trunked 450-512 MHz band repeaters function similarly to 800 MHz band trunked SMR systems. Although the Company's systems are not interconnected to the PSN, if they were, they would be comparable to cellular telephone technology.

         The Company has converted its original 450-512 MHz band focus to the LTR trunking format in the 470-512 MHz band. Concurrently, the Company has sold or removed the majority of its CRs in non-core rural areas. The planned conversion to trunked operations has involved obtaining exclusive use of a frequency by being assigned individual user licenses, claiming licenses for unused channels, and receiving all necessary FCC approvals. There can be no assurance that the Company will continue to be granted the FCC licenses for such operations. Nevertheless, substantial conversion to trunked format operations in the Major Metropolitan Areas has been achieved by the Company.

         The 470-512 MHz portion of the 450-512 MHz band is available in the top 13 U.S. major metropolitan areas and is known commonly as the T-Band. Operation on the T-Band is particularly advantageous as it contains the only frequencies in the 450-512 MHz band on which exclusive business radio service channels are available. The Company operates approximately 272 T-Band repeaters in its metropolitan areas. Exclusive channels are superior to co-channel operations because an operator, such as the Company, has more available capacity and less restrictions on service provision. As of March 9, 2002, the Company has been granted FCC licenses to operate 437 T-Band channels in the Houston, Dallas/Ft. Worth, San Francisco Bay, Washington/Baltimore and Chicago areas. Through these efforts, the Company has gained exclusive control over channels in these areas (with appropriate FCC approvals), and now operates trunked repeaters in Houston, Dallas/Ft. Worth, Northern California, Washington/Baltimore and Chicago. As of March 9, 2002, the Company holds 279 exclusive use FCC licenses and an additional 158 non-exclusive FCC licenses in the T-Band. The Company's Spectrum Division has dedicated considerable effort to removing dormant or otherwise unnecessary co-channel licenses, generally through purchases or trades (with FCC consent). There can be no assurance that the Company will be able to continue to obtain exclusive control (with applicable FCC approval) over all or substantially all of these channels.

         800 MHz REPEATER OPERATIONS. Under the Motorola Agreements, the Company acquired 92 CRs in the 800 MHz band. As with the 450-512 MHz band CRs which were acquired from Motorola, the 800 MHz band CR licenses were held by the users. Through license filings and assignments, the Company was successful in obtaining (with FCC consent) a number of licenses for its own benefit in this band. With appropriate FCC consent, 20 of these licenses were cleared to an exclusive status and the related systems were sold in 1997 for in excess of $3,500,000. The Company, with FCC consent, sold and traded other systems and operated 37 repeaters in Northern California (of which 26 had been converted with FCC approval to SMRs). Since inception, the Company has expanded its 800 MHz operations in Northern California and during 2001 successfully closed contracts to sell, with the appropriate FCC consents, substantially all these 800 MHz operations. The Company may elect to obtain additional exclusive licenses in the 800 MHz bandwidth with the intention of operating and/or selling the systems. There can be no assurance that the FCC will grant the Company exclusive licenses or that FCC approval for all assignments and sales will be granted.


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

         The initial business plan for the Company was to operate the 1,501 CRs purchased from Motorola, Inc. in 1994. The Company recognized the opportunities available to expand operations by converting to Trunked Systems, which expanded the utilization of channels and allowed increased customer loading. This strategy was focused in the Major Metropolitan Areas where licenses to operate in the required spectrum could be granted by the FCC. As other technologies have developed, the Company believes that new opportunities exist to expand the use of the Company's spectrum by using bandwidth for data transmissions. Since data transmissions require less bandwidth, the Company continues to pursue various data uses of its spectrum, which will increase the number of subscriber units that may be loaded on each channel. This format may triple the possible usage of each system. The Company believes that the efforts to achieve these results will span several years and there is no assurance that the Company will be successful in these efforts. It is the intention of management to enhance the value of the assets by continuing to expand the usage of its constructed infrastructure.

         Under the Motorola Agreements, the Company also purchased 92 unlicensed 800 MHz band CRs. At that time, the Company believed that, if it obtained FCC consent to assignments of a sufficient number of 800 MHz band licenses, it could obtain exclusivity over the related channels and could then enhance the value of the assets. The Company achieved this objective by obtaining FCC consent to convert 26 of these unlicensed CRs to four (4) 800 MHz Trunked Systems for which it held the exclusive license. During 2001, the majority of these were sold (with FCC consent) for in excess of $5,500,000 and the remaining are under contract to be sold, with proper FCC consent, in 2002.

         SPECTRUM. Spectrum is critical in the communications business. Without spectrum on which to operate, the best communications equipment is worthless. The Company is spending considerable funds to acquire FCC-licensed stations to provide dispatch services. The Company is being assigned these licenses, and the corollary right to use the spectrum, through FCC approved purchases of existing systems and through FCC grants of new licenses. The Company anticipates that these efforts will be ongoing. There can be no assurance that the Company will be successful in any or all of these efforts to be granted the rights to use the spectrum.

         Specifically, the Company has been actively pursuing the grant of additional licenses from the FCC to operate on the 470-512 MHz T-Band channels. As the FCC grants these licenses, the Company intends to construct such T-Band systems. The Company also participated in the filing of applications for FCC grant of offset channel licenses (i.e., new narrowband channels located adjacent to existing channels). As of March 9, 2002, the Company has been granted 6 licenses by the FCC for offset channels in the 470-512 MHz band.

         In 1997, as part of its "refarming" proceeding, the FCC adopted a consolidation plan and related rules for the PMRS bands below 800 MHz. These rules changed how the frequencies are assigned, established a method for PMRS users to implement highly efficient Trunked Systems in the bands below 800 MHz, and provided for operation of offset channels in the 450-470 MHz band. See "Regulation."

         EQUIPMENT RENTAL. To augment its sales activities, the Company operates a Rental Division. This division currently maintains an inventory of 700 units. The Company provides equipment rental directly to customers, as well as through approved dealers for short term usage.

         INTERNATIONAL. To enhance and grow the Company's value, a search for business expansion produced the potential of previously untapped communication opportunities in the international sector. South and Southeast Asia have been identified as targets for the Company. The Company has formed three offshore subsidiaries to conduct international operations, and during 2001 opened two resident offices in Vietnam employing three people. However, to date, the Company's international operations have not commenced sales.


COMPETITION

         The Company faces intense competition from the following types of operations:

         OTHER 450-512 MHz BAND CR OPERATORS. The Company currently competes with many other 450-512 MHz band CR operators. With FCC approval, the Company has converted its Metropolitan Market Area 450-512 MHz band CRs from user-licensed conventional operations to the trunked multi-channel format. Although the Company believes that this conversion will help distinguish it from the 450-512 MHz conventional CR operators, there can be no assurance that the Company will continue to expand its conversion to the trunked multi-channel format or that such conversion will indeed distinguish the Company from conventional CR operators. In addition, a limited number of paging operations are provided in the 450-512 MHz band, but the Company does not anticipate that these services will compete with its repeater dispatch services in this band.

         UHF TRUNKING. Since the FCC permitted the trunking of the UHF channels in 1996, considerable competition has evolved in the UHF trunking market.

         CELLULAR TELEPHONE SYSTEMS. The Company currently competes, and believes that it will continue to compete, with cellular telephone systems to a great extent. The Company charges a flat monthly rate for its services. By contrast, cellular charges are primarily based on minutes of use. Additionally, cellular service providers typically charge for a call whether the user placed or received the call. Because many wireless calls are mobile-to-mobile, cellular calls from one user to another result in two (2) airtime charges, one (1) charge for the caller and one (1) charge for the receiver. Large fleet operators may find cellular costs prohibitive, although extremely small fleets may be in a position to justify the cost of cellular service. The Company believes that cellular telephones are not an economical solution for medium to large dispatch users, and that CRs offer a cost-effective alternative for high volume users of cellular telephone services. Cellular is also limited to point- to- point communication. Dispatch provides communications capabilities to entire worker groups or individual worker groups, and it also provides such capabilities on a one-to-one basis among members of a user group. It is unlikely, however, that this price advantage will change because the FCC no longer is considering imposing a "calling party pays" requirement on cellular carriers.

         800 MHz BAND SMR OPERATORS. The FCC permits 800 MHz band SMR operators to convert their systems from analog to digital. Nextel, the largest SMR operator in the United States, is in the process of converting its analog technology to digital, beginning with its major metropolitan area systems. Conversion to the digital technology requires capital investment, and the Company believes that companies that convert may be required to increase customer rates to recoup their capital costs. These factors may price digital 800 MHz band operators out of the dispatch market and into the cellular telephone market. For this reason, the Company believes 800 MHz band SMR digital operators will not represent a significant competitive threat. However, there can be no assurance that this will be the case.

         The 800 MHz band SMR operators that retain analog technology probably will continue to concentrate on dispatch services and therefore will continue to compete with the Company. The Company believes that eventually many of these 800 MHz band SMR analog providers may be acquired by large digital operators interested in obtaining their rights to additional spectrum so that loading capacity could be optimized. However, there can be no assurance that such acquisitions will take place or that the 800 MHz band SMR operators will not continue to generate significant competition for the Company.

         900 MHz BAND SMR OPERATORS. Operators of 900 MHz band SMR systems currently provide the greatest dispatch service competition to the Company. Many of these 900 MHz band system operators are using analog technology, thereby minimizing capital costs so they can maintain rates at competitive levels. Rates for these services could increase, however, because of higher capital costs for auctioned systems and because of the costs of any conversion to digital technology. However, there can be no assurance that these rates will increase or that operation of 900 MHz band SMR systems will not continue to generate significant competition for the Company.

         In addition to the existing 900 MHz band SMRs in the top 50 markets, the FCC auctioned 900 MHz band systems in 51 MTAs during 1996. The Company unsuccessfully participated in this auction. Per channel costs for the 900 MHz band systems averaged in excess of $10,000 each in the auction. In contrast, many systems that the Company operates in the 450-512 MHz band cost less than $1,000 per channel. There can be no assurance, however, that the Company will be able to continue obtaining licensed systems for this price.

         The Company believes that the auctioned 900 MHz band licensees will operate using analog technology. In some cases, the auction price paid by the 900 MHz licensees per channel indicates that a higher rate may be charged to each subscriber to produce a desired rate of return on the investment. The Company believes that the comparative low cost of the Company's dispatch services may result in lower, more competitive rates for its subscribers. In addition, because of the high prices paid for spectrum in the 900 MHz band auction, the Company believes it is unlikely that analog technology based services, such as dispatch services, will be offered on the 900 MHz band on a long-term basis. However, there can be no assurance that 900 MHz band services will be more expensive than the Company's services or that dispatch will not continue to be offered by 900 MHz band operators. Competition from 900 MHz band operators could have a material adverse effect on the Company.

         220 MHz OPERATORS. The 220 MHz band has been available to potential dispatch operators for several years. Although the Company is not aware of any major equipment manufacturer that currently provides a full array of communications equipment to operate at this frequency level, as spectrum availability decreases, manufacturers will probably begin providing equipment for the 220 MHz band. If this occurs, 220 MHz band operators could become dispatch competitors to the Company.

         PCS OPERATORS. The Personal Communications Service was established by the FCC in 1994, when it adopted Part 24 of its Rules. The FCC established two classes of PCS, broadband and narrowband. It awarded several authorizations for each such class in every Metropolitan Trading Area and Basic Trading Area.

         Broadband PCS offers a cellular phone-like service for a significantly reduced price. Broadband PCS is broadly defined by the FCC as radio communications encompassing mobile and ancillary fixed communication services for individuals and businesses that can be integrated with a variety of competing networks. The Broadband PCS authorizations awarded in the FCC's auctions granted the use of different spectrum blocks, ranging from 10 MHz to 30 MHz in various specified service areas. An auction of these frequency blocks was completed in 2001.

         Narrowband PCS is defined as a family of mobile or portable radio services that may be used to provide wireless telephony, data transmission, advanced paging and other services to individuals and businesses. Narrowband PCS may be integrated with a variety of competing networks. Narrowband PCS uses less than one voice grade channel. Narrowband PCS is being used to provide new services, such as voice message paging, two-way acknowledgment paging and other text-based services. Licenses were awarded on a nationwide regional MTA and ETA basis. An auction for these frequencies was completed in 2001.

         A substantial number of the companies which were high-bidders at the PCS auctions were existing communication service providers or joint ventures involving existing communications service providers. The Company believes that PCS will be interchangeable with existing cellular and paging services.

         At this time, the impact of PCS growth on the Company's business is uncertain. Although some PCS providers have also gained a significant presence, cellular service providers have suffered the impact of their presence most significantly. It is unclear whether PCS providers will expand their service offerings to include dispatch-like services. Given the high cost of entry, the Company believes that any entry into the low-cost dispatch services will be delayed pending saturation of the higher-priced cellular service market.

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

         Under the Communications Act, dispatch operators, such as the Company, generally are regulated as PMRS providers (i.e., private carriers) rather than as CMRS providers (i.e., common carriers). A PMRS provider is subject to less stringent regulations, both by the FCC and individual states, than a CMRS provider. In contrast, cellular telephone, most paging services and those SMR operators providing PSN telephone interconnection capabilities are, or will be, regulated as CMRS providers. Generally, CMRS providers must provide services under the same terms and conditions to any subscriber requesting services. These CMRS providers also may be required to file tariffs and their revenues from services may be regulated. As PMRS providers, dispatch operators, such as the Company, may decline service to certain subscribers and may negotiate different prices with each customer for "like" services. Certain changes to the Communications Act and to the related FCC rules and policies could result in minimizing or eliminating this distinction between PMRS and CMRS providers. These changes could have a material adverse effect on the Company. See "Regulatory Developments."

         LICENSING. In order to provide dispatch services, the Company does not need an FCC license if its customers are licensed by the FCC. Most licenses in the 450-512 MHz, 800 MHz and 900 MHz bands were granted for 5-year or 10-year terms. The FCC now grants all PMRS licenses for a 10-year term and all renewal licenses to the same 10-year term. License renewals are generally pro forma, absent material licensee misconduct or failure to meet applicable construction and loading requirements. To the extent that the Company operates its own systems in the 450-512 MHz or 800 MHz bands, it is subject to the same licensing and related requirements as its customers. All licenses issued to the Company upon inception and all licenses issued to third parties, whose systems the Company manages in compliance with FCC requirements, began to expire after May 24, 1999. To date, all appropriate renewals for each such license have been granted by the FCC. While the FCC generally grants renewal of PMRS licenses in routine fashion, these licensees are not entitled to a renewal expectancy. There can be no assurance that the FCC will continue its current renewal practices.

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

         The ULS has been fully implemented. It has been and will continue to be beneficial to the Company because FCC application processing will be expedited and because companies will have more efficient access to industry data.

         SYSTEM CONSTRUCTION. Licensees in the 450-512 MHz, 800 MHz and 900 MHz bands are subject to certain deadlines for completing construction and commencing operation. If the licensee does not meet these deadlines and does not obtain an extension from the FCC, the license is subject to cancellation or modification. The FCC is currently auditing 450-512 MHz licensees by requesting that they confirm, in writing, system construction in compliance with this requirement. The Company continually monitors compliance with FCC construction requirements. This ongoing review assists the Company in ensuring that it completes construction within the FCC's deadlines. The Company has submitted a timely report in response to the Commission's audit, confirming such compliance.

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

         SYSTEM OPERATION. Licensees in the 450-512 MHz, 800 MHz and 900 MHz bands are subject to certain technical and other operating requirements. If a licensee does not comply with these requirements, the FCC may impose a fine or, if the violations are substantial, the FCC may revoke its license. In addition, licensees in the 450-512 MHz band cannot allow their stations to discontinue operation for a continuous 12-month period. If a station is inoperable for this period, the FCC can cancel the license. As part of its audit referenced in "Regulation - System Construction," the FCC also has required licensee confirmation that its stations have been operating as required. For its licensed systems, the Company continually monitors its operations and believes that it is in material compliance with the FCC's requirements. The Company has submitted a timely report in response to the Commission's audit, confirming such compliance.

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

         REFARMING PROCEEDING. In its ongoing "refarming" proceeding, the FCC periodically has adopted rules to relieve congestion in the land mobile bands below 800 MHz. These rules have: (i) increased the number of channels available on an exclusive basis by requiring conversion to narrowband technologies; (ii) provided a phased-in 10-year transition for operators and manufacturers to comply fully with the new requirements; (iii) permitted narrowband licensees to aggregate channels so they can provide service on a wide area basis; (iv) protected existing operators from harmful interference; (v) provided coordinators greater flexibility in assigning frequencies; (vi) consolidated operations in the bands below 800 MHz; (vii) implemented highly efficient Trunked Systems; (viii) disposed of offset channels in the 450-470 MHz band; and
(ix) with respect to its licensing of 800 MHz SMR systems adopted more specific service rules and clarified the rights and obligations for operation on the lower 230 channels (including permitting EA licenses on the lower 80 SMR and general category channels to switch between CMRS and PMRS services, provided that channels designated exclusively for SMRs continue to be used for SMRs); and established procedures for relocating incumbent SMR licensees to the lower channels. See "Business Strategy - Spectrum."

         The FCC is also considering other issues that could benefit the Company, such as imposing user fees, implementing further license auctions and relaxing requirements for trunked service. Management believes that these new proposed rules could make it easier for the Company to expand its footprint and scope of operations but at greater expense. In particular, if the FCC holds auctions in the 450-512 MHz band, the Company, as an established provider of services in this band, may be able to secure exclusive license status in some of its markets. However, there can be no assurance that the proposed rules would be adopted, that the Company would be able to secure exclusive licenses if they were made available, that the Company would be able to expand its footprint or that the Company would be successful in any FCC auction. In addition, the "refarming" proceeding has been controversial and could take several more years to complete. Thus, the impact this proposal may have on the Company's operations is uncertain.

         Furthermore, the FCC has adopted a notice of proposed rulemaking with respect to possible re-alignment of the 800 MHz band. This proposal is based upon plans submitted by Nextel and by the National Association of Manufacturers. In addition, it is anticipated that a proposal submitted to the FCC in 2001 by the Personal Communications Industry Association, Inc. ("PCIA") will be presented to the public for comment. The PCIA proposes consolidating the 800 MHz and 900 MHz band Industrial and Business Pool channels into a single pool. It is uncertain at this time what impact, if any, those actions will have on the Company.

         REGULATORY RECLASSIFICATION. Under the Omnibus Budget Reconciliation Act of 1993, the Communications Act was amended to establish two (2) new regulatory categories that involve certain Company businesses. Instead of distinguishing between private carriers and common carriers, the FCC now must distinguish between PMRS providers and CMRS providers. In general, CMRS providers are subject to regulatory requirements comparable to the requirements for common carriers and PMRS providers are subject to regulatory requirements comparable to the requirements for private carriers. The FCC has classified all private carrier licensees within the 450-512 MHz refarming bands, except Business Radio Service licensees, as PMRS providers. One of the criteria for determining if a carrier is subject to CMRS regulation, however, is if it provides interconnection to the PSN. Since the Company does not offer such interconnection, it is currently classified as a PMRS provider and is generally free from the uniform rules applicable to CMRS providers. If the Company decided to upgrade its services and provide interconnection to the PSN, it likely then would be classified as a CMRS provider. The interconnection to PSN, if deemed appropriate in the Company's business strategy, could provide another source of revenue.

         SMR. The FCC has ruled that 800 MHz band SMR systems, to the extent possible, should be licensed on a wide-area basis and should be subject to auctions. Similar licensing requirements have been imposed upon 900 MHz band SMR licensees. In addition, certain limits on aggregate spectrum held by

CMRS licensees, including SMR operators, have been imposed, but are scheduled to sunset on January 1, 2003. As a result of these changes, the Company believes that its licensed 800 MHz band systems may be attractive to prospective purchasers. However, the Company cannot predict what impact, if any, it could have on its business.

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

         REGULATORY DEVELOPMENTS. The FCC is considering regulatory changes that may affect the Company's businesses. These changes involve PMRS licensing, including ongoing implementation of the Telecommunications Act of 1996, deployment of broadband wireless technology, implementation of "secondary market" spectrum transaction mechanisms to optimize usage and deployment of new, innovative technologies, and adoption of consumer obligations and public safety requirements. However, it is uncertain at this time what impact, if any, these changes could have on the Company's operations.


OPERATIONS

         The Company performs billing, maintenance of subscriber records, FCC licensing activities and equipment leasing and distribution at its Woodlands, Texas headquarters.

         The Company's operations are divided into five business regions as follows: Houston, Dallas/Ft. Worth, Northern California, Chicago, and Washington D.C./Baltimore. Each region is assigned a manager, whose responsibility is to provide communication solutions to national accounts on the Company owned infrastructure. The manager is also responsible for establishing and maintaining relationships with independent dealers to load the Company's systems.

         Historically, the Vietnamese government has prohibited foreign investment in the communications sector. The Company has identified that communication solution opportunities exist in Vietnam and elsewhere in South and Southeast Asia. Preliminary studies of these opportunities indicate that the Company might be afforded the opportunity to install Wireless Local Loop products throughout Vietnam. A test system was operational and given preliminary approval by the Vietnamese government during 2001. If final testing and approval is achieved, the Company's Wireless Local Loop product will be available to be utilized throughout Vietnam. However, there are no assurances that there will be final approval or that the sale of the Company's product will be successful if it is available.

         The Company has formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherland companies, and Champion Wireless Systems International N.V., a Netherland Antilles company, as wholly owned subsidiaries to conduct the international operations.

Authority for resident offices was obtained in Vietnam during 2001 and Champion Vietnam Wireless B.V. has established offices in both Hanoi and Ho Chi Minh City. There are currently two employees in the Ho Chi Minh City office and one in the Hanoi office.


EMPLOYEES

         As of March 9, 2002, the Company employed 27 people on a full-time basis. None of the Company's employees belong to a union.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases 4,738 square feet of office space and 1,525 square feet of warehouse space in The Woodlands, Texas, a suburb of Houston, Texas, where its principal offices are located. In addition, regional satellite offices are located in Dallas, Chicago and Virginia. The Company has also leases two offices in Vietnam, one in Hanoi and another in Ho Chi Minh City.

         The Company leases antenna and repeater space on approximately 135 tower sites. Other than its leases on the Sears Tower in Chicago, Illinois, and Allied Tower in Houston, Texas, no one lease is material to the business of the Company. The leases are generally for terms of one year and month-to-month thereafter except as follows:

                    Location                  Lease Expiration
                    --------                  ----------------

                    Missouri City, TX         March 2004
                    Splendora, TX             March 2004
                    Falls Church, VA          May 2004
                    Denton, TX                October 2005
                    Chicago, IL               December 2005
                    Willis, TX                July 2006


ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. On November 13, 1998, the FCC's Compliance and Information Bureau for the Chicago, Illinois region, issued a Notice of Violation ("Notice") to the Company, alleging that the Company operated the single-channel shared community repeater station WIM351 in violation of the FCC's rules. On November 25, 1998, the Company defended the allegations, and asserted that it operates in full compliance with the FCC's rules and policies. The Company has substantial defenses to the Notice based upon informal letters and other documents published by the FCC that appear to permit the practice at issue. The Company at this time is unable to predict the outcome and the FCC has not notified the Company of any pursuit of this matter. Although the proceeding involves a single community repeater station, an adverse decision in this proceeding could impact the Company's decentralized trunking operation nationwide.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the Canadian Venture Exchange and the U.S. OTC Bulletin Board. During the years ended December 31, 2000, and December 31, 2001, the high and low bid prices were as follows:

                        U. S. OTC Bulletin Board     Canadian Dealing Network     Canadian Venture Exchange
                       (All amounts are in U.S. $)  (All amounts are in CDN $)   (All amounts are in CDN $)
                       --------------------------   --------------------------   --------------------------
          Date            High             Low         High             Low         High             Low
          ----         ----------      ----------   ----------      ----------   ----------      ----------

March 31, 2000         $    1.000      $    0.500   $    1.250      $    0.550          N/A             N/A

June 30, 2000          $    0.938      $    0.531   $    1.000      $    0.750          N/A             N/A

September 30, 2000     $    0.875      $    0.625          N/A             N/A          N/A             N/A

December 31, 2000      $    1.000      $    0.625          N/A             N/A   $    0.800      $    0.800



March 31, 2001         $    0.840      $    0.840          N/A             N/A   $    0.800      $    0.800

June 30, 2001          $    0.550      $    0.530          N/A             N/A   $    0.800      $    0.800

September 30, 2001     $    0.550      $    0.520          N/A             N/A   $    1.100      $    1.050

December 31, 2001      $    0.640      $    0.550          N/A             N/A   $    0.710      $    0.410

         The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.

         As of March 9, 2002, the Company's Common Stock was held by 115 stockholders of record.

         On February 6, 2002, the Board of Directors authorized the Company to purchase up to 300,000 shares of its own common stock representing approximately 5% of the issued and outstanding shares, plus additional shares in privately negotiated transactions with shareholders in the United States.

         On March 27, 2002, the Board of Directors approved by Unanimous Written Consent the redemption 1,859,200 shares owned by David A. Terman, a major stockholder and former director and officer of the Company, and Highland Wireless Services, L.L.C., which is an entity controlled by David A. Terman. This transaction was completed on March 28, 2002.

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

         For information concerning recent sales of unregistered securities, see
Item 10, "Executive Compensation -- Outstanding Options." These transactions were exempt from registration under the Securities Act pursuant to Section 4(2), as not involving any public offering. At an appropriate time, the Company expects to file a registration statement on Form S-8 to register the transactions relating to the grant and exercise of these options. The following options were granted as additional compensation for employee and non-employee director services:

                               No. of Options      Exercise
        Date of Grant              Granted           Price
        -------------          --------------      --------

        January 3, 2001             4,000           $0.5625

        December 31, 2001          55,000           $0.6400

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


RESULTS OF OPERATIONS

         Total revenues for 2001 were $10,674,000, an increase of $3,403,000, or 47%, from 2000. Revenues increased significantly as a result of the successful closing of several contracted license and communication equipment sales. Dispatch revenues decreased 3% from $4,742,000 in 2000 to $4,587,000 in 2001. This decrease reflects the reduction of revenues due to sales and removal of non-strategic sites. Equipment and related sales decreased 30% from $1,079,000 in 2000 to $752,000 in 2001. This decrease is a result of the Company redirecting its sales focus from the sale of all types of communications equipment to equipment sales deployed only on the Company's infrastructure. Radio rental revenues were down 35% from $280,000 for 2000 to $181,000 for 2001, due to competition from other dealers. Spectrum sales and related revenues increased from $1,170,000 in 2000 to $5,154,000 in 2001. This increase relates to the FCC granting consent on system sales for various contracts during 2001.

         Costs of sales increased to $4,372,000 in 2001 from $3,215,000 in 2000. Dispatch costs and expenses were $2,188,000 for 2000 as compared with $2,073,000 for 2001, a decrease of 5% or $115,000. The decrease in dispatch costs is due to reduced tower rent and maintenance as a result of the sale and removal of non-strategic community repeaters. The costs of equipment sales and service decreased to $687,000 in 2001 from $772,000 in 2000 for a decrease of 11% due to the decrease in related sales. The decrease in costs of equipment sales and service corresponds to decreased gross sales, offset by inventory adjustments. Rental expenses increased $9,000 from 2000 to 2001 due to freight and parts expenses. Spectrum expenses were $1,600,000 in 2001 compared to $253,000 in 2000 corresponding to the increased sales.

         Depreciation and amortization increased to $1,057,000 in 2001 from $928,000 in 2000. The increase of $129,000, or 14% from 2000 is attributed as follows: amortization increased $36,000 to fully amortize customer lists as the Company has ceased repair and maintenance service in Northern California; expense increased $130,000 to accelerate amortization of offset channel license fees which the Company believes unlikely to have future benefit; and depreciation expense increased $43,000 to approximate depreciable life to actual life. These adjustments were offset by a decrease in depreciation due to the disposition of rural community repeaters as part of the continued migration to the targeted metropolitan areas.

         General and administrative expenses decreased $187,000 to $3,594,000 for 2001 from $3,781,000 for 2000. The Company had significant savings in personnel costs that were offset by legal expenses related to the exploration of international business.

         The Company recognized a net gain on the sale of communication equipment assets in 2001 of $2,580,000 as compared with a net gain of $521,000 in 2000. The increase in 2001 is attributed to closing substantially all of an asset purchase agreement for the sale of selected communication assets. In addition, the Company disposed of non-productive assets outside the targeted metropolitan areas to implement its continuing overall business plan to migrate from the rural community repeater areas to the metropolitan trunked repeaters.

         Interest income for 2001 was $71,000 as compared with $76,000 for 2000. Interest expense for the year ended December 31, 2001 was $44,000, a decrease of $32,000 from interest expense of $76,000 for 2000. This decrease in interest expense is primarily due to reductions on the Company's line of credit and equipment notes.

         The Company reported net income for 2001 of $3,011,000 as compared to a net loss of $371,000 for 2000, and a basic and diluted net income per common share for 2001 of $0.49 compared with basic and diluted net loss per common share of $0.06 for 2000. Net income in 2001 is primarily due to closing substantially all of an asset purchase agreement for the sale of selected communication assets.

         The Company has entered into contracts for the sale of spectrum with projected gross margins before income taxes to be in excess of $400,000, which, assuming FCC approval, will be reflected in future quarters. These transactions are pending the required FCC consents and subsequent issuance of the licenses in the transferee's name. However, there can be no assurance that the FCC will consent to the consummation of these similar transactions or that license assignments will continue, and factors which could reduce the Company's ability to generate revenue through such transactions include the Company's inability to acquire licensed operations on favorable terms, demand for spectrum, regulatory restraints, competition, and the Company's inability to negotiate sales on favorable terms.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had cash and cash equivalents of approximately $4,584,000 as compared to $1,054,000 at December 31, 2000.

         The working capital of the Company was $4,097,000 at December 31, 2001 as compared with a negative $504,000 at December 31, 2000. The Company's reduction of negative working capital in 2001 reflects the successful closing, with FCC consent, of several contracted license and communication equipment sales.

         Net cash provided by operating activities was $795,000 for 2001 as compared with $580,000 for 2000. This increase was the result of margins earned on license sales.

         Net cash provided by investing activities was $3,071,000 for 2001 as compared with $561,000 for 2000 reflecting the sale of selected communication assets resulting in a gain for the Company.

         Net cash used in financing activities was $337,000 in 2001 compared to $464,000 in 2000. Less cash was used in financing activities in 2001 as the Company has continued to reduce its outstanding debt. The Company will utilize additional cash in 2002 in connection with the repurchase of 1,859,200 shares owned by David A. Terman, a major stockholder and former director and officer, and Highland

Wireless Services, L.L.C., an entity controlled by David A. Terman. The repurchase of the shares held by Mr. Terman and Highland Wireless Services, L.L.C. was approved by the Unanimous Written Consent of the Board of Directors on March 27, 2002. This transaction was completed on March 28, 2002.

         The Company closed on several sales of licensed systems in the 800 MHz band during 2001 and 2000. The Company plans to continue to obtain licensed systems for resale; however, there can be no assurance that these sales will continue in this manner. Failure to do so could have a material adverse effect on the Company's cash flows and available working capital.

         As of December 31, 2001, the Company's current liabilities included $145,000 owed to three commercial lenders with varying repayment terms.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141 "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142, which is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption, and to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Currently, the Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material impact on its financial position and results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While the Company is not yet required to adopt SFAS No. 143, it does not believe the adoption will have a material effect on the financial condition or results of operations of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the

Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, the Company is still assessing the requirements of SFAS No. 144 and has not determined the impact the adoption will have on the Company's financial condition or results of operations.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information concerning Directors and Executive Officers of the Company is incorporated in reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 8, 2002. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers."


ITEM 10. EXECUTIVE COMPENSATION

         Information concerning Executive Compensation is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 8, 2002. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 8, 2002. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning Certain Relationships and Related Transactions is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 8, 2002. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

                                                                                        Page

1.       Consolidated Financial Statements:


              Report of Independent Certified Public Accountants........................ F-2


              Consolidated Balance Sheets, December 31, 2001 and 2000................... F-3


              Consolidated Statements of Operations, Years Ended
                      December 31, 2001 and 2000 ....................................... F-4


              Consolidated Statements of Changes in Stockholders' Equity, Years Ended
                      December 31, 2001 and 2000........................................ F-5


              Consolidated Statements of Cash Flows, Years Ended
                      December 31, 2001 and 2000........................................ F-6


              Notes to Consolidated Financial Statements................................ F-7

2.       Exhibits:

                                                                       INCORPORATED BY
NUMBER                     DESCRIPTION                                   REFERENCE TO
------                     -----------                                 ---------------

3.1       Certificate of Incorporation filed            Exhibit 3.1 to the Registration Statement on
          September 29, 1994.                           Form 10-SB effective February 13, 1997
                                                        (File No. 0-29032)

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

3.4       By-laws dated September 29, 1994.             Exhibit 3.4 to the Registration Statement on
                                                        Form 10-SB effective February 13, 1997
                                                        (File No. 0-29032)

3.5       Amended and Restated By-laws, as adopted      Exhibit 99.2 of the Company's Current Report
          January 23, 2002.                             on Form 8-K filed February 6, 2002
                                                        (File No. 000-29032)

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

10.16     Master Dealer Agreement Land Mobile Radio     Exhibit 10.16 to the Registration Statement on
          Products, undated, between Kenwood            Form 10-SB effective February 13, 1997
          Communications Corporation and the Company;   (File No. 0-29032)
          Product Addendum dated February 5, 1996;
          and Product Addendum, undated.

10.17     [omitted]                                     [omitted]

10.18     [omitted]                                     [omitted]

10.19     [omitted]                                     [omitted]

10.20     [omitted]                                     [omitted]

10.21     Antenna Site License commencing November 1,   Exhibit 10.21 to the Registration Statement on
          1995, for a term of 36 months, between        Form 10-SB effective February 13, 1997
          Motorola, Inc. and the Company.                (File No. 0-29032)
          (CONFIDENTIAL)

10.22     Antenna Site License commencing November 1,   Exhibit 10.22 to the Registration Statement on
          1995, for a term of 36 months, between        Form 10-SB effective February 13, 1997
          Motorola, Inc. and the Company.                (File No. 0-29032)
          (CONFIDENTIAL)

10.23     [omitted]                                     [omitted]

                                                                       INCORPORATED BY
NUMBER                     DESCRIPTION                                   REFERENCE TO
------                     -----------                                 ---------------
10.24     [omitted]                                     [omitted]

10.25     [omitted]                                     [omitted]

10.26     [omitted]                                     [omitted]

10.27     Form of Indemnification Agreement between     Exhibit 10.27 to the Registration Statement on
          officers and director of the Company and      Form 10-SB effective February 13, 1997
          the Company.                                   (File No. 0-29032)

10.28     Escrow Agreement dated July 29, 1996          Exhibit 10.28 to the Registration Statement on
          between Albert F. Richmond, David A.          Form 10-SB effective February 13, 1997
          Terman, Equity Transfer Services, Inc. and    (File No. 0-29032)
          the Company.

10.29     [omitted]                                     [omitted]

10.30     Lease Agreement dated January 1, 2000,        Exhibit 10.30 to the 10-KSB filed March 30,
          between Woodlands office Equities 95          2000 (File No. 001-12565)
          Limited and the Company.

24.1 Power of Attorney (included on signature page)



(b)       Reports on Form 8-K.

           None filed during the last quarter of the period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 29th day of March, 2002.

CHAMPION COMMUNICATION SERVICES, INC.


By: /s/ Albert F. Richmond
    ------------------------------------------------------------
    Albert F. Richmond,
    Chairman of the Board, Chief Executive Officer and President


POWER OF ATTORNEY TO SIGN AMENDMENTS

         KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 2001, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                                Title                             Date
         ---------                                -----                             ----

/s/ Albert F. Richmond              Chairman of the Board,                     March 29, 2002
----------------------------        Chief Executive Officer and President
Albert F. Richmond

/s/ Pamela R. Cooper                Chief Financial Officer, Treasurer,        March 29, 2002
----------------------------        and Controller
Pamela R. Cooper

/s/ Peter F. Dicks                  Director                                   March 29, 2002
----------------------------
Peter F. Dicks

/s/ Randel R. Young                 Director                                   March 29, 2002
----------------------------
Randel R. Young

                                                                                   Page
Consolidated Financial Statements:

  Report of Independent Certified Public Accountants................................F-2

  Consolidated Balance Sheets, December 31, 2001 and 2000...........................F-3

  Consolidated Statements of Operations, Years Ended December 31, 2001 and 2000 ....F-4

  Consolidated Statements of Changes in Stockholders' Equity, Years Ended
           December 31, 2001 and 2000...............................................F-5

  Consolidated Statements of Cash Flows, Years Ended December 31, 2001 and 2000.....F-6

  Notes to Consolidated Financial Statements........................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Champion Communication Services, Inc.

We have audited the accompanying consolidated balance sheets of Champion Communication Services, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
Houston, Texas
March 8, 2002, except with
respect to Note (11) which
date is March 28, 2002

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

ASSETS                                                                    2001            2000
                                                                      ------------    ------------

Current Assets
      Cash and cash equivalents                                       $  4,583,549    $  1,053,651
      Accounts receivable, net of allowance for doubtful
          accounts of $87,189 and $27,424, respectively                    277,444         445,510
      Notes receivable                                                          --          29,208
      Inventories                                                          140,677         538,965
      Prepaid expenses and other                                           273,258         172,085
                                                                      ------------    ------------

         Total Current Assets                                            5,274,928       2,239,419
                                                                      ------------    ------------

Communications equipment and related assets, net                         1,396,190       2,267,043
Notes receivable, long-term, net                                                --         191,181
Deferred taxes                                                              86,000         215,000
Other assets, net of amortization of $981,707 and
   $766,734, respectively                                                  861,128       1,394,687
                                                                      ------------    ------------
                                                                      $  7,618,246    $  6,307,330
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Note payable to bank                                            $    100,000    $    278,000
      Accounts payable                                                     236,000         395,328
      Accrued expenses                                                     629,450         611,318
      License sales deposits                                                50,000       1,044,250
      Deferred revenue                                                       4,812         228,263
      Current maturities of notes payable                                  157,991         185,466
                                                                      ------------    ------------

         Total Current Liabilities                                       1,178,253       2,742,625
                                                                      ------------    ------------

Long-Term Liabilities
        Notes payable                                                       27,113         144,251
        Customer deposits                                                    8,936          13,991
                                                                      ------------    ------------

         Total Long-Term Liabilities                                        36,049         158,242
                                                                      ------------    ------------

Stockholders' Equity
        Common stock, $0.01 par value, 20,000,000 shares
          authorized, 6,201,690 shares issued and 6,170,225
          outstanding at December 31, 2001 and 6,201,690 shares
          issued and 6,195,418 outstanding at December 31, 2000             62,017          62,017
       Additional paid-in capital                                        5,226,234       5,226,234
       Treasury stock, 31,465 shares at December 31, 2001 and
          6,272 shares at December 31, 2000, at cost                       (18,611)         (4,704)
       Retained earnings (deficit)                                       1,134,304      (1,877,084)
                                                                      ------------    ------------

Total Stockholders' Equity                                               6,403,944       3,406,463
                                                                      ------------    ------------

                                                                      $  7,618,246    $  6,307,330
                                                                      ============    ============



See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2001 and 2000

                                                         2001            2000
                                                     ------------    ------------

Revenues
    Dispatch communications                          $  4,587,163    $  4,742,343
    Equipment sales and service                           751,935       1,078,750
    Rental                                                181,472         279,923
    Spectrum sales and fees                             5,153,905       1,170,341
                                                     ------------    ------------

        Total Revenues                                 10,674,475       7,271,357
                                                     ------------    ------------

Operating expenses:
    Cost of sales:
      Dispatch communications                           2,072,801       2,188,486
      Equipment sales and service                         687,498         772,292
      Rental                                               11,301           1,736
      Spectrum sales and fees                           1,600,167         252,643
                                                     ------------    ------------

        Total Cost of Sales                             4,371,767       3,215,157

    Provision for doubtful accounts                       102,000         243,000

    Depreciation and amortization                       1,057,396         927,760

    General and administrative expenses                 3,594,231       3,781,026
                                                     ------------    ------------

      Total Operating Expenses                          9,125,394       8,166,943
                                                     ------------    ------------

      Operating Income (Loss)                           1,549,081        (895,586)
                                                     ------------    ------------

Other income (expenses):

    Net gain  on disposal/sale of fixed assets          2,580,155         521,090
    Interest income                                        70,637          76,081
    Interest expense                                      (44,485)        (75,780)
                                                     ------------    ------------

Income (loss) before income taxes                       4,155,388        (374,195)

Income tax expense (benefit)                            1,144,000          (3,067)
                                                     ------------    ------------

Net income (loss)                                    $  3,011,388    $   (371,128)
                                                     ============    ============

Weighted average common shares and common stock
    equivalents outstanding                             6,180,852       6,188,678
                                                     ============    ============

Basic net income (loss) per common share             $       0.49    $      (0.06)
                                                     ============    ============

Diluted net income (loss) per common share           $       0.49    $      (0.06)
                                                     ============    ============


See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2001 and 2000


                                         Common                      Additional      Retained                          Total
                                         stock          Common         paid-in       earnings        Treasury      stockholders'
                                         shares         stock          capital      (deficit)         stock           equity
                                      ------------   ------------   ------------   ------------    ------------    -------------

Balance at December 31, 1999             6,150,622   $     61,506   $  5,201,211   $ (1,505,956)   $         --    $  3,756,761

Contribution of common stock to
  Company 401(k) Plan                       51,068            511         25,023             --              --          25,534

Purchase of treasury stock                      --             --             --             --          (4,704)         (4,704)

Net loss for 2000                               --             --             --       (371,128)             --        (371,128)
                                      ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2000             6,201,690         62,017      5,226,234     (1,877,084)         (4,704)      3,406,463

Purchase of treasury stock                      --             --             --             --         (13,907)        (13,907)

Net income for 2001                             --             --             --      3,011,388              --       3,011,388
                                      ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2001             6,201,690   $     62,017   $  5,226,234   $  1,134,304    $    (18,611)   $  6,403,944
                                      ============   ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000

                                                                                           2001            2000
                                                                                       ------------    ------------

Cash flows from operating activities:
    Net income (loss)                                                                  $  3,011,388    $   (371,128)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                                       1,057,396         927,760
      Bad debt expense                                                                      102,000         243,000
      Common stock issued for services - 401(k) plan                                             --          25,534
      Gain on disposal/sale of fixed assets                                              (2,580,155)       (521,090)
      Change in assets and liabilities:
        Accounts receivable                                                                 137,169         283,622
        Inventory                                                                           403,617         (28,071)
        Prepaid expenses                                                                   (101,173)        (15,293)
        Deferred taxes                                                                      129,000         (19,000)
        Accounts payable                                                                   (159,328)       (145,206)
        Accrued expenses                                                                     18,132             523
        License sales and customer deposits                                                (999,305)        395,502
        Deferred revenue                                                                   (223,451)       (196,082)
                                                                                       ------------    ------------
          Net cash provided by (used in) operating activities                               795,290         580,071
                                                                                       ------------    ------------

Cash flows from investing activities:
    Issuance of notes receivable                                                                 --         (25,650)
    Collections of notes receivable                                                          22,325          77,906
    Additions to property and equipment, net                                                (85,071)       (129,270)
    Proceeds from sale of fixed assets                                                    3,304,054         884,546
    Additions to other assets, net                                                         (170,180)       (246,148)
                                                                                       ------------    ------------
          Net cash provided by investing activities                                       3,071,128         561,384
                                                                                       ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                                                  62,970          53,841
    Repayment of notes payable                                                             (385,583)       (513,309)
    Purchase of treasury stock                                                              (13,907)         (4,704)
                                                                                       ------------    ------------
          Net cash used in financing activities                                            (336,520)       (464,172)
                                                                                       ------------    ------------

Net increase in cash and cash equivalents                                                 3,529,898         677,283

Cash and cash equivalents at beginning of period                                          1,053,651         376,368
                                                                                       ------------    ------------

Cash and cash equivalents at end of period                                             $  4,583,549    $  1,053,651
                                                                                       ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Taxes                                                                              $  1,009,073    $     25,000
                                                                                       ============    ============
    Interest                                                                           $     42,487    $     75,781
                                                                                       ============    ============

    Non-cash transactions:
    Transfer of property and equipment and intangible assets to/(from) inventory       $     (5,329)   $    130,388
                                                                                       ============    ============
    Equipment acquired from note receivable settlement                                 $    111,508    $         --
                                                                                       ============    ============
    Equipment sold in exchange for other assets                                        $     71,103    $         --
                                                                                       ============    ============


See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

               To pursue international business opportunities, the Company formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherland companies, and Champion Wireless Systems International N.V., a Netherland Antilles company, as wholly owned subsidiaries. Authority for resident offices was obtained in Vietnam during 2001 and Champion Vietnam Wireless B.V. has established offices in both Hanoi and Ho Chi Minh City.

     (b)  Organization and Basis of Presentation

               The Company has raised equity capital through the issuance of common stock and warrants, which expired during 1998, to the public sector in the United States and Canada. Accordingly, its securities are registered with the Securities and Exchange Commission in the U.S. and listed on the Canadian Venture Exchange.

               The consolidated financial statements include the accounts of Champion Communication Services, Inc. and its wholly-owned subsidiaries, Champion Wireless International B.V., Champion Vietnam Wireless B.V. and Champion Wireless Systems International N.V. All significant intercompany transactions and balances have been eliminated in consolidation.

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

               The Company has $100,000 restricted as collateral for its direct deposit payroll. These funds are invested in a money market account.

     (d)  Inventory

               The Company's inventory consists primarily of two-way radios, parts and accessories. The Company uses the average cost method of accounting for inventory and is recorded at the lower of cost or market.

               An allowance for obsolete inventory has been established for inventory items identified as slow-moving. It is anticipated that these items will be sold during the first quarter 2002.

     (e)  Communications Equipment and Related Assets

               Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies, (continued)


     (f)  Other Assets

               Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Upon disposition of the licenses, such costs are relieved based upon an average cost basis. Licenses that are used by the Company are capitalized and amortized under the straight-line method for five years. Amortization of fees paid for refarming and offset filings have been accelerated to be fully amortized by December 31, 2002.


     (g)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

               Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets as of December 31, 2001 and 2000 indicated there was no impairment to these assets' carrying values.

     (h)  Accrued Expenses

               Accrued expenses consist primarily of accrued tower rents totaling $235,000 and $325,000 at December 31, 2001 and 2000,
          respectively.

     (i)  Income Taxes

               In accordance with the liability method under accounting principles generally accepted in the United States of America, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     (k)  Stock Option Plan

               Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies, (continued)

          stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25, in which no compensation expense is recognized for employee stock option if there is no intrinsic value at the date of the grant, and to provide the pro forma disclosure provisions of SFAS No. 123.

     (l)  Treasury Stock

               The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

     (m)  Revenue Recognition

               The billing cycle for radio dispatch service until the fourth quarter 2002 was for three, six and twelve month intervals. The Company deferred amounts billed in advance and recognized revenue as the related services were provided. In November 2001 the Company began billing all customers on a monthly basis and will no longer carry significant deferred revenue.

     (n)  Net Income (Loss) Per Common Share

               For the years ended December 31, 2001 and 2000, the weighted average number of common shares outstanding was 6,180,852 and 6,188,678, respectively. In calculating diluted EPS for the year ended December 31, 2001, options to purchase 7,000, shares of common stock at exercise prices ranging from $0.50 to $0.5625 were included in the computation of diluted EPS. Options to purchase 296,000 shares at exercise prices ranging from $0.64 to $2.75 were not included in the December 31, 2001 calculation of diluted EPS because the Company's average stock price during 2001 was $0.62. In calculating EPS for the year ended December 31, 2000, options to purchase 277,000 shares of common stock at exercise prices ranging from $0.50 to $2.75 were not included because the potential shares were considered anti-dilutive due to the Company's reported loss.

     (o)  Use of Estimates

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

     (q)  New Accounting Pronouncements

               In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141 "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies, (continued)

               SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142, which is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption, and to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Currently, the Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material impact on its financial position and results of operations.

               In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While the Company is not yet required to adopt SFAS No. 143, it does not believe the adoption will have a material effect on the financial condition of results of operations of the Company.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, the Company is still assessing the requirements of SFAS No. 144 and has not determined the impact the adoption will have on the Company's financial condition or results of operations.


(2)  Note Receivable

          The Company had a note receivable relating to the March 1999 sale of certain equipment totaling $400,000. There was no outstanding balance on this note as of December 31, 2001. The outstanding balance of this note as of December 31, 2000 was $355,389 and a reserve for bad debts of $135,000 was recorded at December 31, 2000 after the note holder became delinquent on note payments.

          In 2001, the Company negotiated with the purchaser of the equipment to settle the related note receivable as a result of the purchaser's default on the note payments. The Company obtained a partial cash settlement of $22,325 from the purchaser and reclaimed the assets previously sold. The Company valued the recovered assets at $111,508 and recorded a loss on such previously sold assets of $86,556 for the year ended December 31, 2001.


(3)  Communication Equipment and Related Assets

          Communication equipment and related assets at December 31, 2001 and 2000 are comprised of the following:

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Communication Equipment and Related Assets, (continued)

                                                                      December 31, 2001
                                                          ------------------------------------------
                                               Asset                     Accumulated         Net
                                               Life           Cost       Depreciation      Balance
                                          -------------   ------------   ------------   ------------

Base station and related equipment         5 - 10 years   $  2,383,172   $  1,133,815   $  1,249,357
Rental radio equipment                     2 - 5 years         619,269        538,720         80,549
Other furniture, data processing and
communications equipment                   2 - 5 years         694,228        627,944         66,284
                                                          ------------   ------------   ------------

                                                          $  3,696,669   $  2,300,479   $  1,396,190
                                                          ============   ============   ============

                                                                      December 31, 2000
                                                          ------------------------------------------
                                               Asset                     Accumulated         Net
                                               Life           Cost       Depreciation      Balance
                                          -------------   ------------   ------------   ------------

Base station and related equipment         5 - 10 years   $  3,154,444   $  1,184,860   $  1,969,584
Rental radio equipment                     2 - 5 years         628,106        488,774        139,332
Other furniture, data processing and
communications equipment                   2 - 5 years         683,921        525,794        158,127
                                                          ------------   ------------   ------------

                                                          $  4,466,471   $  2,199,428   $  2,267,043
                                                          ============   ============   ============

          During the year ended December 31, 2001, communication equipment and other assets with a net book value of approximately $492,000 were sold resulting in a gain of approximately $2,849,000. In addition, the Company disposed of communication equipment and other assets with a net book value of approximately $269,000, reducing the total net gain to approximately $2,580,000 for the year ended December 31, 2001. During the year ended December 31, 2000, communication equipment and other assets with a net book value of approximately $356,000 were sold resulting in a gain of approximately $521,000.

(4)  Notes Payable

          At December 31, 2001 and 2000, notes payable consisted of the following:

                                                                                  2001            2000
                                                                              ------------    ------------

Revolving note payable to a bank with a maximum credit line of
$100,000, bearing interest at the prime rate plus three-fourths of one percent per annum (5.5% at December 31, 2001) and maturing December 31,
2002. The note had a maximum credit line of $500,000 at December 31,
2000. The note is secured by all accounts receivable, inventory and other property as described in the security agreement. The Company is required to maintain a tangible net worth and a positive cash flow which
the Company was in compliance at December 31, 2001 and 2000.                  $    100,000    $    278,000
                                                                              ============    ============

Installment notes payable due in monthly payments of $8,535, including interest at rates ranging from 7.68% to 11.0%. These notes mature in various years through 2003 and are collateralized
by communication equipment                                                    $     70,017    $    202,560

Note payable due in monthly payments of interest at 6%.  This note matures May 2002 and is collateralized by office assets and
equipment purchased                                                                 75,000          75,000

Other                                                                               40,087          52,157
                                                                              ------------    ------------
Total notes payable                                                                185,104         329,717
Less current maturities                                                           (157,991)       (185,466)
                                                                              ------------    ------------
                                                                              $     27,113    $    144,251
                                                                              ============    ============

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Notes Payable, (continued)

          The combined aggregate maturities of the notes payable for each of the two years to maturity following December 31, 2001 are as follows:

                  Years Ended                    Amount
                  -----------                  ---------
                      2002                     $ 257,991
                      2003                        27,113
                                               ---------
                                               $ 285,104

(5)  Income Taxes

          The provision for income taxes (benefit) consisted of the following for the years ended December 31, 2001 and 2000:

                                                              2001           2000
                                                         ------------   ------------
     Current:
         Federal                                         $    851,000   $     13,433
         State                                                164,000          2,500
       Deferred                                               129,000        (19,000)
                                                         ------------   ------------

       Net Income Tax Expense (Benefit)                  $  1,144,000   $     (3,067)
                                                         ============   ============

          For the years ended December 31, 2001 and 2000, the Company's effective income tax rate differed from the statutory tax rate as follows:

                                                       2001         2000
                                                     --------     --------

Federal statutory tax rate                                 34%         (34)%
State income tax rate                                       4           --
Non-deductible expenses                                     3            3
Change in valuation allowance                               5           30
Utilization of net operating losses and credits           (18)          --
                                                     --------     --------

Effective tax rate                                         28%          (1)%
                                                     ========     ========

          As of December 31, 2001 and 2000, deferred tax assets and liabilities were as follows:

                                              2001           2000
                                         ------------   ------------

Allowance for doubtful accounts          $     30,000   $         --
Communications equipment                           --        270,733
                                         ------------   ------------
    Total deferred tax liabilities       $     30,000   $    270,733
                                         ------------   ------------

Minimum tax credit carry forward         $         --   $     70,590
Net operating loss carry forward                   --        605,699
Allowance for doubtful accounts                    --         55,224
Communications equipment                      116,000             --
Inventory reserve                                  --         14,366
                                         ------------   ------------

    Total deferred tax assets            $    116,000   $    745,879
                                         ------------   ------------

Valuation allowance                                --       (260,146)
                                         ------------   ------------

Net deferred tax assets                  $     86,000   $    215,000
                                         ============   ============

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Income Taxes, (continued)

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded. The Company has recorded a valuation allowance as of December 31, 2001 and 2000 of $0 and $260,146, respectfully.

          The Company had a net operating loss carryforward of approximately $1,781,000 as of December 31, 2000, which the Company applied to its taxable income for 2001. The Company had $70,590 in alternative minimum tax carryforwards as of December 31, 2000, which the Company also applied to its taxable income for 2001.


(6)  Stockholders' Equity

          Of the 6,170,225 outstanding shares of common stock at December 31, 2001, 1,555,200 shares owned by the chief executive officer and president of the Company had been placed in escrow, in connection with the Company's initial public offering in Canada in 1996. Seventy percent of the securities were released from escrow during the period 1997 through 2000, and the remaining thirty percent were released on April 29, 2001.

          During the year ended December 31, 2000, the Company issued 51,068 shares at $0.50 per share in connection with the Company contribution to match employee's participation in the Company's 401(K) plan. No shares were issued during the year ended December 31, 2001.

          During the year ended December 31, 2001 and 2000, the Company acquired, to be held in treasury stock, 25,193 and 6,272 shares of its common stock at prices averaging $0.55 per share and $0.72 per share, respectively.

(7)  Stock Options

          In 1996, the Company adopted the "1996 Incentive Plan" (the Plan) to provide incentive options, non-statutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees prior to August 1, 2000, vest and become fully exercisable after a range of two to six years from the date of grant. For options granted to employees after August 1, 2000, twenty-five percent (25%) vest and become exercisable immediately and twenty-five percent (25%) vest and become exercisable in each of the three following years. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 2001 and 2000, there were 197,000 and 223,000 additional shares, respectively, available for grant under the Plan. No options were granted in the year 2000.

          During 2001, the Company granted options to purchase 59,000 shares of common stock to employees and directors of the Company. The per share weighted-average value of stock options granted during 2001 was $0.36, on the date of grant, using the Black Scholes option model with the following assumptions: weighted-average risk-free interest rate of 4.0%, weighted-average expected life of three years, weighted-average expected volatility of 85%, and no expected dividend yield.

          The Company applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements for the years ended December 31, 2001 and 2000. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  Stock Options, (continued)

                                      2001             2000
                                 --------------   --------------
Net income (loss)
        As reported              $    3,011,388   $     (371,128)
        Pro forma                $    2,999,758   $     (371,128)
                                 ==============   ==============

Income (loss) per share
        As reported              $          .49   $         (.06)
        Pro forma                $          .49   $         (.06)
                                 --------------   --------------

          The following table summarizes the information about the stock options as of December 31, 2001:

                                                     Weighted
                                                     Average
                         Number       Weighted       Remaining       Number         Weighted
        Range of      Outstanding      Average      Contracted    Exercisable        Average
        Exercise          at          Exercise         Life            at           Exercise
         Price         12/31/01        Price         (Years)        12/31/01         Price
     -------------   ------------   ------------   ------------   ------------   ------------

     $        0.50          3,000   $       0.50           8.00          3,000   $       0.50

              0.56          4,000           0.56           9.01          4,000           0.56

              0.64         55,000           0.64          10.00         28,750           0.64

              0.88        100,000           0.88           7.33         10,000           0.88

              1.00         36,000           1.00           6.86         26,250           1.00

              1.16         15,000           1.16           6.28          3,750           1.16

              1.25         13,000           1.25           6.41          5,500           1.25

              2.00         42,000           2.00           4.08         36,500           2.00

              2.22         32,000           2.22           5.10         16,000           2.22

              2.75          3,000           2.75           5.00          3,000           2.75
     -------------   ------------   ------------   ------------   ------------   ------------

     $0.50 - $2.75        303,000   $       1.19           6.99        136,750   $       1.35
     =============   ============   ============   ============   ============   ============


                                                 Number of      Weighted-average
                                                  Options        exercise price
                                                -----------     ----------------

           Balance at December 1999                 388,000           $1.44
                   Granted                               --              --
                   Forfeited                       (111,000)          $1.75
                                                -----------

           Balance at December 2000                 277,000           $1.34
                   Granted                           59,000           $ .63
                   Forfeited                        (33,000)          $1.46
                                                -----------

           Balance at December 2001                 303,000           $1.19
                                                ===========

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  Stock Options, (continued)

          At December 31, 2001 and 2000, the number of options exercisable under the Plan was 136,750 and 72,450, respectively, and the weighted-average exercise price of these options was $1.35 and $1.65, respectively.


(8)  401(k) Plan

          In January 1996, the Company adopted a 401(k) Plan (the "401(k) Plan") under which all employees of the Company who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. The Company may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors elected to match the 2001 contributions by 100% and 2000 contributions by 50%.


(9)  Commitments and Contingencies

     Lease Commitments

          At December 31, 2001 the Company had commitments under non-cancelable operating lease agreements for the rental of office and tower space. Future minimum rental payments due under the leases are:

                      2002         $  446,245
                      2003            300,636
                      2004            204,915
                      2005            147,829
                      2006              4,728
                                   ----------

                                   $1,104,353
                                   ==========

          During the year ended December 31, 2001 the Company incurred $219,082 in office rental expense and $1,623,112 in tower rental expense. During the year ended December 31, 2000 the Company incurred $221,775 in office rental expense and $1,764,524 in tower rental expense.

     Legal Proceedings

          From time to time, the Company is involved in discussions relating to various claims arising in the ordinary course of business. Management has reviewed these claims with legal counsel and believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.


(10) Major Suppliers

          The Company has entered into reseller agreements with two principal communication equipment suppliers. Both dealer agreements may be terminated at any time by the suppliers or the Company without cost. Termination of either of these agreements could have a materially adverse effect on the Company.

(11) Subsequent Events

          On February 6, 2002, the Board of Directors authorized the Company to purchase up to 300,000 shares of its own common stock representing approximately 5% of the issued and outstanding shares, plus additional shares in privately negotiated transactions with shareholders in the United States.

          On March 27, 2002, the Board of Directors approved by Unanimous Written Consent the redemption of 1,859,200 shares of stock held by David
     A. Terman, a major stockholder and former director and officer, and Highland Wireless Services, L.L.C., which is an entity controlled by David
     A. Terman. These shares were redeemed at $0.80 per share on March 28, 2002.