Form 10QSB
period 2002-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2002-05-15
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{X} Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                  of 1934 for the Quarter Ended March 31, 2002

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

As of April 30, 2002, there were 4,187,430 shares of common stock, $0.01 par value, of the registrant outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes  [ ]      No [X]

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements (Unaudited)

                           Consolidated Balance Sheets -
                           March 31, 2002 and December 31, 2001 (audited) .............................    1

                           Consolidated Statements of Operations -
                           Three Months Ended March 31, 2002 and 2001 and
                           Year Ended December 31, 2001 (audited) .....................................    2

                           Consolidated Statements of Stockholders' Equity -
                           Three Months Ended March 31, 2002 and
                           Year Ended December 31, 2001 (audited)......................................    3

                           Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 2002 and 2001 and
                           Year Ended December 31, 2001 (audited)......................................    4

                           Notes to Consolidated Financial Statements..................................    5

                           Consolidated Earnings Per Share Computations -
                           Three Months Ended March 31, 2002 and 2001 and
                           Year Ended December 31, 2001 (audited)......................................    6

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations...............................    7

PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K............................................   10

SIGNATURE..............................................................................................   11

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     At March 31, 2002 and December 31, 2001


ASSETS                                                                              March 31,        December 31,
                                                                                      2002               2001
                                                                                   ------------      ------------
                                                                                    Unaudited
Current Assets
      Cash and cash equivalents                                                    $  3,139,196      $  4,583,549
      Accounts receivable, net of allowance for doubtful accounts of
          $85,194 at March 31, 2002 and $87,189 at December 31, 2001                    154,727           277,444
      Inventories                                                                       116,010           140,677
      Prepaid expenses and other                                                        197,679           273,258
                                                                                   ------------      ------------

         Total Current Assets                                                         3,607,612         5,274,928
                                                                                   ------------      ------------

Communications equipment and related assets, net                                      1,189,064         1,396,190
Deferred taxes                                                                          115,000            86,000
Other assets, net of amortization of $1,052,672 at March 31, 2002 and
    $981,707 at December 31, 2001                                                       796,399           861,128
                                                                                   ------------      ------------

                                                                                   $  5,708,075      $  7,618,246
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Note payable to bank                                                         $         --      $    100,000
      Accounts payable                                                                  175,806           236,000
      Accrued expenses                                                                  453,538           629,450
      License sales deposits                                                              3,897            50,000
      Deferred revenue                                                                    4,113             4,812
      Current maturities of notes payable                                               143,271           157,991
                                                                                   ------------      ------------

         Total Current Liabilities                                                      780,625         1,178,253
                                                                                   ------------      ------------

Long-Term Liabilities
        Notes payable                                                                    12,579            27,113
        Customer deposits                                                                 6,681             8,936
                                                                                   ------------      ------------

         Total Long-Term Liabilities                                                     19,260            36,049
                                                                                   ------------      ------------

Stockholders' Equity
        Common stock, $0.01 par value, 20,000,000 shares authorized, 6,201,690 shares issued and 4,309,930 outstanding at March 31, 2002 and
          6,201,690 shares issued and 6,170,225 outstanding at
          December 31, 2001                                                              62,017            62,017
       Additional paid-in capital                                                     5,226,234         5,226,234
       Treasury stock, 1,891,760 shares at March 31, 2002 and 31,465 shares
          at December 31, 2001, at cost                                              (1,505,022)          (18,611)
       Retained earnings                                                              1,124,961         1,134,304
                                                                                   ------------      ------------

Total Stockholders' Equity                                                            4,908,190         6,403,944
                                                                                   ------------      ------------

                                                                                   $  5,708,075      $  7,618,246
                                                                                   ============      ============

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2002 and 2001 and
                      For the Year Ended December 31, 2001



                                                                    March 31,                December 31,
                                                             2002             2001               2001
                                                         ------------      ------------      ------------
                                                                   Unaudited

Revenues
    Dispatch communications                              $    991,955      $  1,156,488      $  4,587,163
    Equipment sales and service                                27,290           254,816           751,935
    Rental                                                     37,264            46,605           181,472
    Spectrum sales and fees                                     8,656            69,625         5,153,905
                                                         ------------      ------------      ------------

        Total Revenues                                      1,065,165         1,527,534        10,674,475
                                                         ------------      ------------      ------------

Operating expenses:
    Cost of sales:
      Dispatch communications                                 449,377           536,892         2,072,801
      Equipment sales and service                              25,085           206,161           687,498
      Rental                                                      597             3,907            11,301
      Spectrum sales and fees                                   7,531             1,403         1,600,167
                                                         ------------      ------------      ------------

        Total Cost of Sales                                   482,590           748,363         4,371,767

    Provision for doubtful accounts                                --            25,500           102,000

    Depreciation and amortization                             171,969           220,848         1,057,396

    General and administrative expenses                       829,324           796,235         3,594,231
                                                         ------------      ------------      ------------

      Total Operating Expenses                              1,483,883         1,790,946         9,125,394
                                                         ------------      ------------      ------------

    Net gain (loss) on disposal/sale of fixed assets          441,372            (6,301)        2,580,155

      Operating Income (Loss)                                  22,654          (269,713)        4,129,236
                                                         ------------      ------------      ------------

Other income (expenses):

    Interest income                                            13,390            15,545            70,637
    Interest expense                                           (3,387)          (13,112)          (44,485)
                                                         ------------      ------------      ------------

Income (loss) before income taxes                              32,657          (267,280)        4,155,388

Income tax expense                                             42,000                --         1,144,000
                                                         ------------      ------------      ------------

Net income (loss)                                        $     (9,343)     $   (267,280)     $  3,011,388
                                                         ============      ============      ============

Weighted average common shares and common stock
    equivalents outstanding                                 6,087,205         6,188,167         6,180,852
                                                         ============      ============      ============

Basic net income (loss) per common share                 $         --      $      (0.04)     $       0.49
                                                         ============      ============      ============

Diluted net income (loss) per common share               $         --      $      (0.04)     $       0.49
                                                         ============      ============      ============

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Three Months Ended March 31, 2002 (unaudited) and
                 For the Year Ended December 31, 2001 (audited)


                                    Common                       Additional     Retained                           Total
                                    stock          Common         paid-in       earnings        Treasury       stockholders'
                                    shares         stock          capital      (deficit)         stock            equity
                                  ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2000         6,201,690   $     62,017   $  5,226,234   $ (1,877,084)   $     (4,704)   $  3,406,463

Purchase of treasury stock                  --             --             --             --         (13,907)        (13,907)

Net income for 2001                         --             --             --      3,011,388              --       3,011,388
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2001         6,201,690         62,017      5,226,234      1,134,304         (18,611)      6,403,944

Purchase of treasury stock                  --             --             --             --      (1,486,411)     (1,486,411)

Net income for 2002 (unaudited)             --             --             --         (9,343)             --          (9,343)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance at March 31, 2002            6,201,690   $     62,017   $  5,226,234   $  1,124,961    $ (1,505,022)   $  4,908,190
                                  ============   ============   ============   ============    ============    ============




See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                      and the Year Ended December 31, 2001


                                                                          March 31,             December 31,
                                                                    2002           2001             2001
                                                                ------------    ------------    ------------
                                                                         Unaudited

Cash flows from operating activities:
    Net income (loss)                                           $     (9,343)   $   (267,280)   $  3,011,388
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                  171,969         220,848       1,057,396
      Bad debt expense                                                    --          25,500         102,000
      (Gain)loss on disposal/sale of fixed assets                   (441,372)          6,301      (2,580,155)
      Change in assets and liabilities:
        Accounts receivable                                          122,717          27,204         137,169
        Inventory                                                     24,667         (88,317)        403,617
        Prepaid expenses                                              75,579          39,059        (101,173)
        Other assets                                                      --           2,656              --
        Deferred taxes                                               (29,000)             --         129,000
        Accounts payable                                             (60,194)         53,565        (159,328)
        Accrued expenses                                            (175,912)        (26,338)         18,132
        License sales and customer deposits                          (48,358)         88,764        (999,305)
        Deferred revenue                                                (699)        (78,549)       (223,451)
                                                                ------------    ------------    ------------
          Net cash provided by (used in) operating activities       (369,946)          3,413         795,290
                                                                ------------    ------------    ------------

Cash flows from investing activities:
    Collections of notes receivable                                       --           2,324          22,325
    Additions to property and equipment, net                          (3,183)         (3,471)        (85,071)
    Proceeds from sale of fixed assets                               570,050           2,000       3,304,054
    Additions to other assets, net                                   (25,609)        (58,661)       (170,180)
                                                                ------------    ------------    ------------
          Net cash provided by (used in) investing activities        541,258         (57,808)      3,071,128
                                                                ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                               --              --          62,970
    Repayment of notes payable                                      (129,254)        (91,316)       (385,583)
    Purchase of treasury stock                                    (1,486,411)         (6,526)        (13,907)
                                                                ------------    ------------    ------------
          Net cash used in financing activities                   (1,615,665)        (97,842)       (336,520)
                                                                ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents              (1,444,353)       (152,237)      3,529,898

Cash and cash equivalents at beginning of period                   4,583,549       1,053,651       1,053,651
                                                                ------------    ------------    ------------

Cash and cash equivalents at end of period                      $  3,139,196    $    901,414    $  4,583,549
                                                                ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Taxes                                                       $    128,935    $     38,081    $  1,009,073
                                                                ============    ============    ============
    Interest                                                    $      3,614    $     13,112    $     42,487
                                                                ============    ============    ============

    Non-cash transactions:
    Transfer of property and equipment and intangible assets
         to/(from) inventory                                    $         --    $        980    $     (5,329)
                                                                ============    ============    ============
    Equipment acquired from note receivable settlement          $         --    $         --    $    111,508
                                                                ============    ============    ============
    Equipment sold in exchange for other assets                 $         --    $         --    $     71,103
                                                                ============    ============    ============


See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 2001.

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

3.  Stockholders' Equity

    On March 27, 2002, the Board of Directors approved by Unanimous Written Consent the redemption of 1,859,200 shares of common stock held by David A. Terman, a major stockholder and former director and officer, and Highland Wireless Services, L.L.C., an entity controlled by Mr. Terman. Such shares were redeemed at $0.80 per share on March 28, 2002.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED EARNINGS PER SHARE COMPUTATIONS
             For the Three Months Ended March 31, 2002 and 2001 and
                      For the Year Ended December 31, 2001


                                                                       March 31,               December 31,
                                                                 2002            2001              2001
                                                             ------------     ------------     ------------
                                                                       Unaudited
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                 $     (9,343)    $   (267,280)    $  3,011,388

Shares used in earnings per share computations                  6,087,205        6,188,167        6,180,852

Net income (loss) per weighted average common share          $         --     $      (0.04)    $       0.49
                                                             ============     ============     ============

DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock                 $     (9,343)    $   (267,280)    $  3,011,388

Shares used in earnings per share computation                   6,087,205        6,188,167        6,181,758

Net income (loss) per weighted average common share          $         --     $      (0.04)    $       0.49
                                                             ============     ============     ============

                              COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                            COMPUTATIONS - BASIC

Outstanding common shares at beginning of period                6,170,225        6,195,418        6,195,418

Weighted average common shares reacquired during period           (83,020)          (7,251)         (14,566)
                                                             ------------     ------------     ------------

Weighted average common shares used in earnings
    per share computation                                       6,087,205        6,188,167        6,180,852
                                                             ============     ============     ============

                              COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                           COMPUTATIONS - DILUTED

Outstanding common shares at beginning of period                6,170,225        6,195,418        6,195,418

Weighted average common shares reacquired during period           (83,020)          (7,251)         (13,660)
                                                             ------------     ------------     ------------

Weighted average common shares used in earnings per share
    computation                                                 6,087,205        6,188,167        6,181,758
                                                             ============     ============     ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended March 31, 2002 and 2001

         Revenues for the quarter ended March 31, 2002 were $1,065,000 compared with $1,528,000 for the quarter ended March 31, 2001. Dispatch revenues decreased $164,000 to $992,000 for the quarter ended March 31, 2002 from $1,156,000 in the same quarter 2001. This decrease reflects the reduction of revenues due to the planned migration from non-strategic sites by the Company. Equipment sales and service revenue decreased $228,000 or 89% for the first quarter 2002 as compared with first quarter 2001. This reduction in equipment sales and service revenue is primarily attributable to the discontinuation of direct equipment sales and service operations by the Company in favor of authorizing qualified independent dealers to represent the Company. The Company believes this shift in equipment sales and service strategy will eventually allow it to access a larger customer base. Rental revenue decreased $10,000 for the first quarter 2002. Spectrum and related revenue for the quarter ended March 31, 2002 were $9,000 as compared to sales of $70,000 for 2001.

         Costs and expenses decreased $265,000 for the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001. The cost of dispatch revenue decreased $88,000 for the first quarter 2002 as compared with first quarter 2001, corresponding to the sale and removal of non-strategic community repeaters. The cost of equipment sales and service decreased $181,000 or 88% to $25,000 for the first quarter 2002 from $206,000 for the first quarter 2001 which relates to discontinued direct sales in the first quarter 2002. Radio rental cost decreased $3,000 for the first quarter 2002 as compared with the same period 2001. Spectrum sale expenses increased $7,000 from the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2002.

         No provision for doubtful accounts was made in the first quarter 2002 as Company management believes the existing allowance for doubtful accounts of $85,000 is adequate. The provision for doubtful accounts for the first quarter 2001 was $26,000.

         Depreciation and amortization expense for the quarter ended March 31, 2002 was $172,000, a decrease of $49,000 from $221,000 reported for the quarter ended March 31, 2001. This decrease reflects the removal by the Company of non-strategic sites.

         General and administrative expenses increased $33,000 to $829,000 for the quarter ended March 31, 2002 from $796,000 for the quarter ended March 31, 2001. This increase reflects a reduction in domestic expenses of $55,000, offset by the new international office expenses of $88,000.

         Interest expense was $3,000 for the quarter ended March 31, 2002 compared with $13,000 for the same quarter 2001. The reduction in interest expense resulted from the Company's repayment of notes payable during the quarter ended March 31, 2002. The Company reported a net gain of $441,000 on the disposal and sale of communications equipment and licenses for the quarter ended March 31, 2002 compared with a net loss of $6,000 for the quarter ended March 31, 2001. The net gain for the quarter ended March 31, 2002 primarily relates to the closing of an asset purchase agreement for the sale of communication equipment and licenses.

         The Company reported a net loss of $9,000 for the first quarter 2002 compared with $267,000 for the first quarter 2001. The variance partially results from the sale of selected communication assets.

Financial Condition and Liquidity

         The Company had $3,139,000 in cash and cash equivalents at March 31, 2002 as compared with $4,584,000 at December 31, 2001. The working capital of the Company at March 31, 2002 was $2,827,000 as compared with $4,097,000 at December 31, 2001. Cash decreased as a result of the Company's redemption of 1,859,200 shares of stock at $0.80 per share from a major stockholder, as part of the previously announced stock repurchase.

         Net loss of $9,000 increased by depreciation and amortization expense of $172,000 was $163,000 for the three months ended March 31, 2002, compared with a loss of $46,000 for the three months ended March 31, 2001. Cash used in operating activities was $370,000 for the three months ended March 31, 2002, while cash provided by operating activities was $3,000 for the three months ended March 31, 2001. The Company reported capital gains of $441,000 for the first quarter of 2002 and a capital loss of $6,000 for the first quarter of 2001 on the sale of communication assets.

         Cash provided by investing activities was $541,000 for the three months ended March 31, 2002 as compared with cash used in investing activities of $58,000 for the three months ended March 31, 2001. The increase was due primarily to proceeds of $570,000 from the sale of communication assets in the first quarter of 2002.

         Cash used in financing activities was $1,616,000 for the quarter ended March 31, 2002 and $98,000 for the quarter ended March 31, 2001. Cash was used to redeem 1,859,200 shares of common stock at $0.80 per share from a major stockholder. The Company remitted $100,000 to pay off its credit line on a revolving note payable during the first three months of 2002 and $25,000 during the first three months of 2001. As of March 31, 2002, the Company had a credit line of $100,000, which had no outstanding balance.

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

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K


 (b) Reports on Form 8-K

     On February 6, 2002, the Company filed a Current Report on Form 8-K pursuant to Item 5 announcing: (i) the Company's intent to purchase shares of its own common stock on the open market and (ii) the Board of Directors approving amendments to the Company's Bylaws and disclosing the date of the annual shareholders meeting.

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




Date: May 15, 2002