Form 10QSB
period 2002-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2002-08-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the Quarter Ended June 30, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the
    transition period from             to
                           -----------    --------

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

As of July 31, 2002, there were 4,214,825 shares of common stock, $0.01 par value, of the registrant outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes [ ]       No [X]

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.             Financial Statements (Unaudited)

                             Consolidated Balance Sheets -
                             June 30, 2002 and December 31, 2001 (audited).............................      1

                             Consolidated Statements of Operations -
                             Three Months and Six Months Ended
                             June 30, 2002 and 2001....................................................      2

                             Consolidated Statements of Stockholders' Equity -
                             Six Months Ended June 30, 2002 and
                             Year Ended December 31, 2001 (audited)....................................      3

                             Consolidated Statements of Cash Flows -
                             Three Months and Six Months Ended
                             June 30, 2002 and 2001....................................................      4

                             Notes to Consolidated Financial Statements................................      5

                             Consolidated Earnings Per Share Computations -
                             Three Months and Six Months Ended
                             June 30, 2002 and 2001....................................................      7

         Item 2.             Management's Discussion and Analysis of
                             Financial Condition and Results of Operations.............................      8

PART II. OTHER INFORMATION

         Item 4.             Submission of Matters to a Vote of Security Holders.......................     11

         Item 6.             Exhibits and Reports on Form 8-K..........................................     11

SIGNATURE..............................................................................................     12

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

ASSETS                                                                                 June 30,      December 31,
                                                                                         2002            2001
                                                                                      -----------    ------------
                                                                                       Unaudited
Current Assets
      Cash and cash equivalents                                                       $ 2,421,639    $  4,583,549
      Accounts receivable, net of allowance for doubtful accounts of
          $78,730 at June 30, 2002 and $87,189 at December 31, 2001                       130,790         277,444
      Inventories                                                                         115,303         140,677
      Prepaid expenses and other                                                          347,445         273,258
                                                                                      -----------    ------------

         Total Current Assets                                                           3,015,177       5,274,928
                                                                                      -----------    ------------

Communications equipment and related assets, net                                        1,063,163       1,396,190
Deferred taxes                                                                             53,000          86,000
Other assets, net of amortization of $1,142,957 at June 30, 2002 and
    $981,707 at December 31, 2001                                                       1,142,197         861,128
                                                                                      -----------    ------------

                                                                                      $ 5,273,537    $  7,618,246
                                                                                      ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Note payable to bank                                                            $        --    $    100,000
      Accounts payable                                                                    207,611         236,000
      Accrued expenses                                                                    482,756         629,450
      License sales deposits                                                                7,444          50,000
      Deferred revenue                                                                        215           4,812
      Current maturities of notes payable                                                  47,022         157,991
                                                                                      -----------    ------------

         Total Current Liabilities                                                        745,048       1,178,253
                                                                                      -----------    ------------

Long-Term Liabilities
        Notes payable                                                                       6,963          27,113
        Customer deposits                                                                   6,681           8,936
                                                                                      -----------    ------------

         Total Long-Term Liabilities                                                       13,644          36,049
                                                                                      -----------    ------------

Stockholders' Equity
        Common stock, $0.01 par value, 20,000,000 shares authorized, 6,201,690 shares issued and 4,182,564 outstanding at June 30, 2002 and 6,201,690 shares issued and 6,170,225 outstanding at
          December 31, 2001                                                                62,017          62,017
       Additional paid-in capital                                                       5,226,234       5,226,234
       Treasury stock, 2,019,126 shares at June 30, 2002 and 31,465 shares
          at December 31, 2001, at cost                                                (1,586,416)        (18,611)
       Retained earnings                                                                  813,010       1,134,304
                                                                                      -----------    ------------

Total Stockholders' Equity                                                              4,514,845       6,403,944
                                                                                      -----------    ------------

                                                                                      $ 5,273,537    $  7,618,246
                                                                                      ===========    ============

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2002 and 2001
                                    Unaudited

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                           2002          2001          2002          2001
                                                        ----------    ----------    ----------    ----------
Revenues
    Dispatch communications                             $  916,988    $1,172,145    $1,908,943    $2,328,633
    Equipment sales and service                             38,423       199,169        65,713       453,985
    Rental                                                  18,960        49,703        56,224        96,308
    Spectrum sales and fees                                    450       847,500         9,106       917,125
                                                        ----------    ----------    ----------    ----------

        Total Revenues                                     974,821     2,268,517     2,039,986     3,796,051
                                                        ----------    ----------    ----------    ----------

Operating expenses:
    Cost of sales:
      Dispatch communications                              419,262       571,176       868,639     1,108,068
      Equipment sales and service                           25,629       165,172        50,714       371,333
      Rental                                                 2,507         2,354         3,104         6,261
      Spectrum sales and fees                                  200       185,371         7,731       186,774
                                                        ----------    ----------    ----------    ----------

        Total Cost of Sales                                447,598       924,073       930,188     1,672,436

    Provision for doubtful accounts                             --        25,500            --        51,000

    Depreciation and amortization                          168,938       216,922       340,907       437,770

    General and administrative expenses                    788,035       868,838     1,617,359     1,665,073
                                                        ----------    ----------    ----------    ----------

      Total Operating Expenses                           1,404,571     2,035,333     2,888,454     3,826,279
                                                        ----------    ----------    ----------    ----------

    Net gain (loss) on disposal/sale of fixed assets        60,118           917       501,490        (5,384)
    Net loss on write-off of note receivable                    --       (86,556)           --       (86,556)
                                                        ----------    ----------    ----------    ----------

      Operating Income (Loss)                             (369,632)      147,545      (346,978)     (122,168)
                                                        ----------    ----------    ----------    ----------
Other income (expenses):

    Interest income                                         11,207         8,708        24,597        24,253
    Interest expense                                        (1,823)       (9,648)       (5,210)      (22,760)
                                                        ----------    ----------    ----------    ----------

Income (loss) before income taxes                         (360,248)      146,605      (327,591)     (120,675)

Income tax expense (benefit)                               (48,297)           --        (6,297)           --
                                                        ----------    ----------    ----------    ----------

Net income (loss)                                       $ (311,951)   $  146,605    $ (321,294)   $ (120,675)
                                                        ==========    ==========    ==========    ==========

Weighted average common shares and common stock
    equivalents outstanding                              4,215,703     6,186,717     5,134,835     6,187,438
                                                        ==========    ==========    ==========    ==========

Basic and diluted  net income (loss) per common share   $    (0.07)   $     0.02    $    (0.06)   $    (0.02)
                                                        ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Six Months Ended June 30, 2002 (unaudited) and
                 For the Year Ended December 31, 2001 (audited)

                                      Common                    Additional                    Retained          Total
                                      stock         Common       paid-in       Treasury       earnings      stockholders'
                                      shares        stock        capital        stock         (deficit)         equity
                                    -----------   -----------   -----------   -----------    -----------    -------------
Balance at December 31, 2000          6,201,690   $    62,017   $ 5,226,234   $    (4,704)   $(1,877,084)   $   3,406,463

Purchase of treasury stock                   --            --            --       (13,907)            --          (13,907)

Net income for 2001                          --            --            --            --      3,011,388        3,011,388
                                    -----------   -----------   -----------   -----------    -----------    -------------

Balance at December 31, 2001          6,201,690        62,017     5,226,234       (18,611)     1,134,304        6,403,944

Purchase of treasury stock                   --            --            --    (1,567,805)            --       (1,567,805)

Net loss for 2002 (unaudited)                --            --            --            --       (321,294)        (321,294)
                                    -----------   -----------   -----------   -----------    -----------    -------------

Balance at June 30, 2002              6,201,690   $    62,017   $ 5,226,234   $(1,586,416)   $   813,010    $   4,514,845
                                    ===========   ===========   ===========   ===========    ===========    =============


See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months and Six Months Ended June 30, 2002 and 2001
                                    Unaudited

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                      2002          2001          2002          2001
                                                                   ----------    ----------    ----------    ----------
Cash flows from operating activities:
    Net income (loss)                                              $ (311,951)   $  146,605    $ (321,294)   $ (120,675)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                   168,938       216,922       340,907       437,770
      Bad debt expense                                                     --        25,500            --        51,000
      (Gain)/loss on disposal/sale of fixed assets                    (60,118)         (917)     (501,490)        5,384
      Write-off of note receivable                                         --        86,556            --        86,556
      Change in assets and liabilities:
        Accounts receivable                                            23,937        42,703       146,654        69,907
        Inventory                                                         707      (127,526)       25,374      (215,843)
        Prepaid expenses                                             (149,766)       29,444       (74,187)       68,503
        Deposits                                                           --         2,860            --         5,516
        Deferred taxes                                                 62,000            --        33,000            --
        Accounts payable                                               31,805        18,511       (28,389)       72,076
        Accrued expenses                                               29,218        56,501      (146,694)       30,163
        License sales and customer deposits                             3,547      (170,014)      (44,811)      (81,250)
        Deferred revenue                                               (3,898)       16,220        (4,597)      (62,329)
                                                                   ----------    ----------    ----------    ----------
          Net cash provided by (used in) operating activities        (205,581)      343,365      (575,527)      346,778
                                                                   ----------    ----------    ----------    ----------

Cash flows from investing activities:
    Collections of notes receivable                                        --        20,001            --        22,325
    Additions to property and equipment, net                          (15,220)      (34,278)      (18,403)      (37,749)
    Proceeds from sale of fixed assets                                124,882         1,500       694,932         3,500
    Additions to other assets, net                                   (438,379)      (36,691)     (463,988)      (95,352)
                                                                   ----------    ----------    ----------    ----------
          Net cash provided by (used in) investing activities        (328,717)      (49,468)      212,541      (107,276)
                                                                   ----------    ----------    ----------    ----------

Cash flows from financing activities:
    Repayment of notes payable                                       (101,865)      (57,846)     (231,119)     (149,162)
    Purchase of treasury stock                                        (81,394)           --    (1,567,805)       (6,526)
                                                                   ----------    ----------    ----------    ----------
          Net cash used in financing activities                      (183,259)      (57,846)   (1,798,924)     (155,688)
                                                                   ----------    ----------    ----------    ----------
Net (decrease) increase in cash and cash equivalents                 (717,557)      236,051    (2,161,910)       83,814

Cash and cash equivalents at beginning of period                    3,139,196       901,414     4,583,549     1,053,651
                                                                   ----------    ----------    ----------    ----------

Cash and cash equivalents at end of period                         $2,421,639    $1,137,465    $2,421,639    $1,137,465
                                                                   ==========    ==========    ==========    ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Taxes                                                          $   50,723    $    4,353    $  179,658    $    8,823
                                                                   ==========    ==========    ==========    ==========
    Interest                                                       $    1,494    $    9,812    $    5,108    $   22,924
                                                                   ==========    ==========    ==========    ==========

    Non-cash transactions:
    Equipment acquired from note receivable settlement             $       --    $  111,508    $       --    $  111,508
                                                                   ==========    ==========    ==========    ==========
    Equipment sold in exchange for other assets                    $       --    $   71,103    $       --    $   71,103
                                                                   ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED June 30, 2002
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three and six months ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 2001.

    The differences between accounting principles generally accepted in the United States and Canada do not have a material impact on the accompanying financial statements.

2.  Summary of Significant Accounting Policies

      (a) Inventory

               The Company's inventory consists primarily of two-way radios, parts and accessories. The Company uses the average cost method of accounting for inventory and is recorded at the lower of cost or market.

               An allowance for obsolete inventory has been established for inventory items identified as slow-moving.

      (b) Communications Equipment and Related Assets

               Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

      (c) Other Assets

               Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Upon disposition of the 450-470 MHz licenses, which have similar cost, such costs are relieved based upon an average cost basis; the cost of all other licenses are relieved at specific cost. Licenses that are used by the Company are capitalized and amortized under the straight-line method for five years. Amortization of fees paid for refarming and offset filings have been accelerated to be fully amortized by December 31, 2002.

      (d) Revenue Recognition

               The billing cycle for radio dispatch service until the fourth quarter 2001 was for three, six and twelve month intervals. The Company deferred amounts billed in advance and recognized revenue as the related services were provided. In November 2001 the Company began billing all customers on a monthly basis and no longer carries significant deferred revenue.

3.  Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

4.  Segment Reporting

    The Company has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam. The accounting policies of the segments are the same as described in the summary of significant accounting policies. All intercompany transactions between segments have been eliminated. The Company's international operations have previously been minimal with no revenues and total assets at December 31, 2001 of approximately $79,000. Segment results for the three and six months periods ended June 30, 2002 are as follows:

                                        United States      International      Consolidated
                                        -------------      -------------      ------------
       Three months ended
          Pretax income (loss)          $    (240,281)     $    (119,967)     $   (360,248)
          Total assets                      4,785,113            488,424          5,273,537

       Six months ended
          Pretax income (loss)          $    (116,219)     $    (211,372)     $    (327,591)
          Total assets                      4,785,113            488,424          5,273,537


5.   Other Asset Acquisition

     A subsidiary of the Company acquired all of the assets and intellectual property rights for the SkyLink Wireless Local Loop ("WLL") products during the second quarter 2002 for its international operations. SkyLink WLL system provides fixed wireless telephone service for voice, fax and modem applications and is a cost-effective way to provide telephone service in developing countries and rural areas that lack adequate fixed wireline infrastructure. The Company intends, with proper approval, to assemble the SkyLink integrated WLL systems in Vietnam.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED EARNINGS PER SHARE COMPUTATIONS
        For the Three Months and Six Months Ended June 30, 2002 and 2001
                                    Unaudited


                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                            2002          2001         2002          2001
                                                         ----------    ----------   ----------    ----------
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock             $ (311,951)   $  146,605   $ (321,294)   $ (120,675)

Shares used in earnings per share computations            4,215,703     6,186,717    5,134,835     6,187,438

Net income (loss) per weighted average common share      $    (0.07)   $     0.02   $    (0.06)   $    (0.02)
                                                         ==========    ==========   ==========    ==========

DILUTED EARNINGS PER SHARE

Net income (loss) applicable to common stock             $ (311,951)   $  146,605   $ (321,294)   $ (120,675)

Shares used in earnings per share computation             4,215,703     6,186,717    5,134,835     6,187,438

Net income (loss) per weighted average common share      $    (0.07)   $     0.02   $    (0.06)   $    (0.02)
                                                         ==========    ==========   ==========    ==========


                              COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                          COMPUTATIONS - BASIC


Outstanding common shares at beginning of period          4,309,930     6,186,717    6,170,225     6,195,418

Weighted average common shares issued during period         (94,227)           --   (1,035,390)       (7,980)
                                                         ----------    ----------   ----------    ----------
Weighted average common shares used in earnings
    per share computation                                 4,215,703     6,186,717    5,134,835     6,187,438
                                                         ==========    ==========   ==========    ==========


                              COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                          COMPUTATIONS - DILUTED

Outstanding common shares at beginning of period          4,309,930     6,186,717    6,170,225     6,195,418

Weighted average common shares issued during period         (94,227)           --   (1,035,390)       (7,980)
                                                         ----------    ----------   ----------    ----------

Weighted average common shares used in earnings per
    share computation                                     4,215,703     6,186,717    5,134,835     6,187,438
                                                         ==========    ==========   ==========    ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended June 30, 2002 and 2001

         Revenues for the quarter ended June 30, 2002 were $975,000 compared with $2,269,000 for the quarter ended June 30, 2001. Dispatch revenues decreased $255,000 to $917,000 for the quarter ended June 30, 2002 from $1,172,000 in the same quarter 2001. This decrease reflects the reduction of revenues due to the planned migration from non-strategic sites by the Company, as well as churn in the metropolitan markets. Equipment sales and service revenue decreased $161,000 or 81% for the second quarter 2002 as compared with second quarter 2001 due to discontinuation of direct equipment sales and service operations by the Company in favor of authorizing qualified independent dealers to represent the Company. Rental revenue decreased $31,000 for the second quarter 2002. Rental revenues have decreased corresponding to a downturn in petrochemical maintenance and repair. Spectrum and related revenues for the quarter ended June 30, 2002 were minimal as compared to sales of $848,000 for 2001. Fewer contracts for system sales were closed during the quarter ended June 30, 2002 than the same quarter 2001 due to the sporadic nature of system sales. The Company does not expect to experience the same level of system sales in 2002 as it did in 2001 due to cutbacks in the telecommunications industry in capital spending.

         Costs and expenses decreased $476,000 for the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001. The cost of dispatch revenue decreased $152,000 for the second quarter 2002 as compared with second quarter 2001. The cost of equipment sales and service decreased $139,000 or 84% to $26,000 for the second quarter 2002 from $165,000 for the second quarter 2001 which corresponds to reduced sales activities in the second quarter 2002. Radio rental cost was $3,000 and $2,000 for the quarters ended June 30, 2002 and 2001, respectively. Spectrum sale expenses for the quarter ended June 30, 2001 were $185,000 as compared to minimal costs for the quarter ended June 30, 2002, corresponding to the decreased revenue.

         Depreciation and amortization for the quarter ended June 30, 2002 was $169,000, a decrease of $48,000 from $217,000 reported for the quarter ended June 30, 2001. Depreciation and amortization decreased due to the sale and removal of non-strategic sites and from the sale of spectrum and related assets from non-core operations.

         General and administrative expenses decreased $81,000 to $788,000 from $869,000. The decrease is the result of savings in personnel and office expenses related to the discontinuation of direct sales and service of equipment. Such savings were offset by expenses totaling approximately $111,000 related to the exploration of international business opportunities, primarily in Vietnam

         The Company reported a net gain of $60,000 on disposal and sale of communications equipment and licenses for the quarter ended June 30, 2002 compared with a net gain of $1,000 for the quarter ended June 30, 2001.

         Interest expense was $2,000 for the quarter ended June 30, 2002 compared with $10,000 for the same quarter 2001.

         The Company reported a net loss of $312,000 for the second quarter 2002 compared with net income of $147,000 for the second quarter 2001. This decrease in net income relates to the completion of fewer contracts for system sales during the quarter ended June 30, 2002 than the same quarter 2001. Of the net loss for the second quarter 2002, $120,000 is attributed to the Company's exploration of international business opportunities, primarily in Vietnam.


Results of Operations - Six months ended June 30, 2002 and 2001

         Revenues for the six months ended June 30, 2002 were $2,040,000 compared with $3,796,000 for the six months ended June 30, 2001. Dispatch revenues decreased $420,000 to $1,909,000 for the six months ended June 30, 2002 from $2,329,000 in the same period 2001. This decrease reflects the reduction of revenues due to the planned migration from non-strategic sites by the Company, as well as churn in the metropolitan markets. Equipment sales and service revenue decreased $388,000 or 85% for the first six months 2002 as compared with the first six months 2001 due to discontinuation of direct equipment sales and service operations by the Company in favor of authorizing qualified independent dealers to represent the Company. Rental revenue decreased $40,000 for the first six months 2002 to $56,000 from $96,000 for the first six months 2001. Rental revenues have decreased corresponding to a downturn in petrochemical maintenance and repair. Spectrum and related revenue for the six months ended June 30, 2002 were $9,000 as compared to sales of $917,000 for 2001. Fewer contracts for spectrum sales were completed during the first half of 2002 as compared with the same period 2001 due to the sporadic nature of system sales. The Company does not expect to experience the same level of system sales in 2002 as it did in 2001 due to cutbacks in the telecommunications industry in capital spending.

         Costs and expenses decreased $742,000 for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. The cost of dispatch revenue decreased $239,000 for the first six months of 2002 as compared with the first six months of 2001. The cost of equipment sales and service decreased $320,000 or 86% to $51,000 for the first six months 2002 from $371,000 for the first six months 2001. The decrease corresponds to the reduced activities in the first six months 2002. Radio rental cost decreased $3,000 for the first six months 2002 as compared with the same period 2001. Spectrum expenses decreased $179,000 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, corresponding to the decreased sales.

         Depreciation and amortization for the six months ended June 30, 2002 was $341,000, a decrease of $97,000 from $438,000 reported for the six months ended June 30, 2001. This decrease is due to the disposition of various non-strategic repeater sites and from the sale of spectrum and related assets from non-core operations.

         General and administrative expenses decreased $48,000 to $1,617,000 from $1,665,000. The Company had significant savings in domestic personnel costs from the closing of the regional sales offices, which were offset by expenses totaling approximately $198,000 related to the exploration of international business opportunities, primarily in Vietnam.

         The Company reported a net gain of $501,000 on disposal of communications equipment and licenses for the six months ended June 30, 2002 compared with a net loss of $5,000 for the six months ended June 30, 2001. The net gain for the six months ended June 30, 2002 includes the closing of an asset purchase agreement for the sale of selected communication assets. In addition, in 2001 the Company reported a net loss of $87,000 on re-acquisition of communications equipment in combination with the forgiveness of notes receivable.

         Interest expense was $5,000 for the six months ended June 30, 2002 compared with $23,000 for the same period 2001. The Company paid down existing notes payable without acquiring any significant new debt in the first six months of 2002.

         The Company reported a net loss of $321,000 for the first six months 2002 compared with $121,000 for the first six months 2001. Of the net loss, $211,000 is attributed to the Company's exploration of international business opportunities, primarily in Vietnam.


Financial Condition and Liquidity

         The Company had $2,422,000 in cash and cash equivalents at June 30, 2002 as compared with $4,584,000 at December 31, 2001. The working capital of the Company at June 30, 2002 was $2,270,000 as compared with $4,097,000 at December 31, 2001.

      Operating cash flow as defined by net loss of $321,000 increased by non-cash depreciation and amortization expense of $341,000 was $20,000 for the six months ended June 30, 2002, compared with $317,000 for the six months ended June 30, 2001.

      Cash used in operating activities was $576,000 for the six months ended June 30, 2002, while cash provided by operating activities was $347,000 for the six months ended June 30, 2001.

      Cash provided by investing activities was $213,000 for the six months ended June 30, 2002 as compared with $107,000 used in investing activities for the six months ended June 30, 2001. The increase was due primarily to proceeds of $695,000 from the sale of communication assets in 2002.

      Cash used in financing activities was $1,799,000 for the six months ended June 30, 2002 and $156,000 for the six months ended June 30, 2001. During the first six months of 2002, cash was used to redeem 1,859,200 shares of common stock at $0.80 per share from a major stockholder. In addition, the Company repurchased 122,500 shares of common stock at an average price of $0.64 per share as part of the Company's previously announced stock buyback program. The Company also remitted $100,000 to repay the credit line on a revolving note payable. As of June 30, 2002, the Company had a credit line of $100,000, which had no outstanding balance.

      At the end of the second quarter 2002 the Company had successfully completed its long-term migration from rural community repeaters and the sale of other non-core assets, with the exception of an immaterial number of remaining community repeaters. These remaining assets will continue to be evaluated.

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


                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Company Stockholders met for the 2002 Annual Meeting of Stockholders on July 8, 2002.

At that meeting, the following directors were elected: Albert F. Richmond, Peter
F. Dicks and James H. Grossman. The following chart sets forth the matters voted upon and the votes cast for, against or withheld, as well as abstentions and broker non-votes, on each such matter:

                                                          Withheld/                            Broker
     Proposals                              For            Against            Abstain         Non-Votes
     ---------                              ---           ---------           -------         ---------
     Directors:
          Albert F. Richmond               3,157,817         37,800                --                --
          Peter F. Dicks                   3,195,617             --                --                --
          James H. Grossman                3,195,617             --                --                --

     Ratification of Auditors              3,193,117          2,500                --                --

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

      99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002

 (b)  Reports on Form 8-K

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                            CHAMPION COMMUNICATION SERVICES, INC.



                          By: /s/ PAMELA R. COOPER
                             ---------------------------------------------------
                             Pamela R. Cooper
                             Chief Financial Officer, Treasurer and Controller




Date:  August 14, 2002

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
 99.1          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002