Form 10QSB
period 2002-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2002-11-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                of 1934 for the Quarter Ended September 30, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____________________ to _________________________

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

As of October 31, 2002, there were 4,204,825 shares of common stock, $0.01 par value, of the registrant outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes [ ]    No [X]

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

      Item 1.       Financial Statements (Unaudited)

                    Consolidated Balance Sheets -
                    September 30, 2002 and December 31, 2001 (audited)........................      1

                    Consolidated Statements of Operations -
                    Three Months and Nine Months Ended
                    September 30, 2002 and 2001...............................................      2

                    Consolidated Statements of Stockholders' Equity -
                    Nine Months Ended September 30, 2002 and
                    Year Ended December 31, 2001 (audited)....................................      3

                    Consolidated Statements of Cash Flows -
                    Three Months and Nine Months Ended
                    September 30, 2002 and 2001...............................................      4

                    Notes to Consolidated Financial Statements................................      5

                    Consolidated Earnings Per Share Computations -
                    Three Months and Nine Months Ended
                    September 30, 2002 and 2001...............................................      8

      Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................      9

      Item 3.       Controls and Procedures...................................................     13


PART II. OTHER INFORMATION

      Item 6.       Exhibits and Reports on Form 8-K..........................................     13

SIGNATURES....................................................................................     14

Certification by Albert F. Richmond Pursuant to Securities Act Rule 13a-14....................     15

Certification by Pamela R. Cooper Pursuant to Securities Act Rule 13a-14......................     16


                       (See next page for newly printed)

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                                                                 September 30,    December 31,
                                                                                     2002             2001
                                                                                     ----             ----
                                                                                  Unaudited
ASSETS

Current Assets
     Cash and cash equivalents                                                    $ 2,320,987      $ 4,583,549
     Accounts receivable, net of allowance for doubtful accounts of
       $55,198 at September 30, 2002 and $87,189 at December 31, 2001                 112,299          277,444
     Inventories                                                                      160,178          140,677
     Prepaid expenses and other                                                       131,073          273,258
                                                                                  -----------      -----------
        Total Current Assets                                                        2,724,537        5,274,928
                                                                                  -----------      -----------
Communications equipment and related assets, net                                      994,611        1,396,190
Deferred taxes                                                                        102,000           86,000
Other assets, net of amortization of $1,247,008 at September 30, 2002 and
  $981,707 at December 31, 2001                                                     1,036,222          861,128
                                                                                  -----------      -----------
                                                                                  $ 4,857,370      $ 7,618,246
                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Note payable to bank                                                         $        --      $   100,000
     Accounts payable                                                                 133,966          236,000
     Accrued expenses                                                                 465,190          629,450
     License sales deposits                                                             8,219           50,000
     Deferred revenue                                                                     140            4,812
     Current maturities of notes payable                                               38,597          157,991
                                                                                  -----------      -----------
        Total Current Liabilities                                                     646,112        1,178,253
                                                                                  -----------      -----------
Long-Term Liabilities
     Notes payable                                                                         --           27,113
     Customer deposits                                                                  2,876            8,936
                                                                                  -----------      -----------
        Total Long-Term Liabilities                                                     2,876           36,049
                                                                                  -----------      -----------
Stockholders' Equity
     Common stock, $0.01 par value, 20,000,000 shares authorized,
       6,201,690 shares issued and 4,214,825 outstanding at
       September 30, 2002 and 6,201,690 shares issued and 6,170,225
       outstanding at December 31, 2001                                                62,017           62,017
     Additional paid-in capital                                                     5,226,703        5,226,234
     Treasury stock, 1,986,865 shares at September 30, 2002 and 31,465
       shares at December 31, 2001, at cost                                        (1,566,238)         (18,611)
     Retained earnings                                                                485,900        1,134,304
                                                                                  -----------      -----------
Total Stockholders' Equity                                                          4,208,382        6,403,944
                                                                                  -----------      -----------
                                                                                  $ 4,857,370      $ 7,618,246
                                                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2002 and 2001
                                    Unaudited

                                                               Three Months Ended               Nine Months Ended
                                                                   September 30,                  September 30,
                                                              2002             2001             2002            2001
                                                          -----------      -----------      -----------      -----------

Revenues
  Dispatch communications                                 $   889,843      $ 1,154,445      $ 2,798,786      $ 3,483,078
  Equipment sales and service                                  34,503          214,938          100,216          668,923
  Rental                                                       31,476           45,776           87,700          142,084
  Spectrum sales and fees                                      10,075        3,806,887           19,181        4,724,012
                                                          -----------      -----------      -----------      -----------
      Total Revenues                                          965,897        5,222,046        3,005,883        9,018,097
                                                          -----------      -----------      -----------      -----------

Operating expenses:
  Cost of sales:
    Dispatch communications                                   455,649          533,891        1,324,288        1,641,959
    Equipment sales and service                                20,952          180,769           71,666          552,102
    Rental                                                      5,302            3,551            8,406            9,812
    Spectrum sales and fees                                     7,375        1,174,063           15,106        1,360,837
                                                          -----------      -----------      -----------      -----------
      Total Cost of Sales                                     489,278        1,892,274        1,419,466        3,564,710

  Provision for doubtful accounts                                  --           25,500               --           76,500

  Depreciation and amortization                               179,146          217,653          520,053          655,423

  General and administrative expenses                         733,710        1,023,124        2,351,069        2,688,197
                                                          -----------      -----------      -----------      -----------
      Total Operating Expenses                              1,402,134        3,158,551        4,290,588        6,984,830

  Net gain on disposal/sale of fixed assets                     3,363        2,237,226          504,853        2,231,842
  Net loss on write-off of note receivable                         --               --               --          (86,556)
                                                          -----------      -----------      -----------      -----------
      Operating Income (Loss)                                (432,874)       4,300,721         (779,852)       4,178,553
                                                          -----------      -----------      -----------      -----------
Other income (expenses):

  Interest income                                               7,531            7,764           32,128           32,017
  Interest expense                                               (718)         (11,791)          (5,928)         (34,551)
                                                          -----------      -----------      -----------      -----------
Income (loss) before income tax (benefit)                    (426,061)       4,296,694         (753,652)       4,176,019

Income tax expense (benefit)                                  (98,951)       1,193,050         (105,248)       1,193,050
                                                          -----------      -----------      -----------      -----------
Net income (loss)                                         $  (327,110)     $ 3,103,644      $  (648,404)     $ 2,982,969
                                                          ===========      ===========      ===========      ===========
Weighted average common shares and common stock
  equivalents outstanding                                   4,204,305        6,183,109        4,821,250        6,183,927
                                                          ===========      ===========      ===========      ===========
Basic and diluted net income (loss) per common share      $     (0.08)     $      0.50      $     (0.13)     $      0.48
                                                          ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Nine Months Ended September 30, 2002 (unaudited) and
                 For the Year Ended December 31, 2001 (audited)


                                  Common        Treasury                    Additional                    Retained        Total
                                  stock           stock        Common        paid-in       Treasury       earnings     stockholders'
                                  shares         shares         stock        capital         stock        (deficit)       equity
                               -----------    ------------   -----------   -----------   ------------    -----------   -------------
Balance at December 31, 2000     6,201,690          6,272    $    62,017   $ 5,226,234   $     (4,704)   $(1,877,084)   $ 3,406,463

Purchase of treasury stock              --         25,193             --            --        (13,907)            --        (13,907)

Net income for 2001                     --             --             --            --             --      3,011,388      3,011,388
                               -----------    -----------    -----------   -----------   ------------    -----------    -----------
Balance at December 31, 2001     6,201,690         31,465         62,017     5,226,234        (18,611)     1,134,304      6,403,944

Purchase of treasury stock              --      1,987,661             --            --     (1,567,805)            --     (1,567,805)

Re-issuance of treasury stock
 to employee benefit plan               --        (32,261)            --           469         20,178             --         20,647

Net loss for 2002 (unaudited)           --             --             --            --             --       (648,404)      (648,404)
                               -----------    -----------    -----------   -----------   ------------    -----------    -----------
Balance at September 30, 2002    6,201,690      1,986,865    $    62,017   $ 5,226,703   $ (1,566,238)   $   485,900    $ 4,208,382
                               ===========    ===========    ===========   ===========   ============    ===========    ===========


See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months and Nine Months Ended September 30, 2002 and 2001
                                    Unaudited

                                                                         Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                       2002            2001            2002           2001
                                                                   -----------     -----------     -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                               $  (327,110)    $ 3,103,644     $  (648,404)    $ 2,982,969
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                      179,146         217,653         520,053         655,423
    Bad debt expense                                                        --          25,500              --          76,500
    Gain on disposal/sale of fixed assets                               (3,363)     (2,237,226)       (504,853)     (2,231,842)
    Write-off of note receivable                                            --              --              --          86,556
    Change in assets and liabilities:
      Accounts receivable                                               18,491         (40,471)        165,145          29,436
      Inventory                                                        (44,875)        476,962         (19,501)        261,119
      Prepaid expenses                                                 216,372          33,859         142,185         102,362
      Other Assets                                                          --          (5,210)             --             306
      Deferred taxes                                                   (49,000)        193,000         (16,000)        193,000
      Accounts payable                                                 (73,645)       (210,407)       (102,034)       (138,331)
      Accrued expenses                                                   3,081         133,422        (143,613)        163,585
      Taxes payable                                                         --         500,000              --         500,000
      License sales and customer deposits                               (3,030)       (852,619)        (47,841)       (933,869)
      Deferred revenue                                                     (75)        (86,250)         (4,672)       (148,579)
                                                                   -----------     -----------     -----------     -----------
        Net cash provided by (used in) operating activities            (84,008)      1,251,857        (659,535)      1,598,635
                                                                   -----------     -----------     -----------     -----------

Cash flows from investing activities:
   Collections of notes receivable                                          --              --              --          22,325
   Additions to property and equipment, net                             (9,903)        (89,755)        (28,306)       (127,504)
   Proceeds from sale of fixed assets                                    8,053       2,650,724         702,985       2,654,224
   Dispositions (additions) to other assets, net                           594         (33,925)       (463,394)       (129,277)
                                                                   -----------     -----------     -----------     -----------
        Net cash provided by (used in) investing activities             (1,256)      2,527,044         211,285       2,419,768
                                                                   -----------     -----------     -----------     -----------

Cash flows from financing activities:
   Repayment of notes payable                                          (15,388)        (54,574)       (246,507)       (203,736)
   Purchase of treasury stock                                               --          (6,012)     (1,567,805)        (12,538)
                                                                   -----------     -----------     -----------     -----------
        Net cash used in financing activities                          (15,388)        (60,586)     (1,814,312)       (216,274)
                                                                   -----------     -----------     -----------     -----------

Net (decrease) increase in cash and cash equivalents                  (100,652)      3,718,315      (2,262,562)      3,802,129

Cash and cash equivalents at beginning of period                     2,421,639       1,137,465       4,583,549       1,053,651
                                                                   -----------     -----------     -----------     -----------

Cash and cash equivalents at end of period                         $ 2,320,987     $ 4,855,780     $ 2,320,987     $ 4,855,780
                                                                   ===========     ===========     ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Taxes                                                           $    11,445     $   500,414     $   191,103     $   509,237
                                                                   ===========     ===========     ===========     ===========
   Interest                                                        $     1,655     $    12,696     $     6,763     $    35,620
                                                                   ===========     ===========     ===========     ===========

   Non-cash transactions:
   Re-issuance of treasury stock to employee
      benefit plan                                                 $    20,647     $        --     $    20,647     $        --
                                                                   ===========     ===========     ===========     ===========
   Equipment acquired from note receivable settlement              $        --     $        --     $        --     $   111,508
                                                                   ===========     ===========     ===========     ===========
   Equipment sold in exchange for other assets                     $        --     $        --     $        --     $    71,103
                                                                   ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)


1. Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three and nine months ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 2001.

    The differences between accounting principles generally accepted in the United States and Canada do not have a material impact on the accompanying financial statements.

2. Summary of Critical Accounting Policies

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

      (e) New Accounting Pronouncements

               In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. The Company will apply this guidance prospectively.

               In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company believes the adoption of SFAS No. 146 will not have a material effect on the financial condition or results of operations of the Company.

3.  Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

4.  Segment Reporting

    The Company has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam. The accounting policies of the segments are the same as described in the summary of significant accounting policies. All intercompany transactions between segments have been eliminated. The Company's international operations have previously been minimal with no revenues and total assets at December 31, 2001 of approximately $79,000. Segment results for the three and nine months periods ended September 30, 2002 are as follows:

                             United States      International      Consolidated
                             -------------      -------------      ------------
Three months ended
   Pretax income (loss)        $ (284,961)       $ (141,100)        $ (426,061)
   Total assets                 4,317,187           540,183          4,857,370

Nine months ended
   Pretax income (loss)        $ (401,181)       $ (352,471)        $ (753,652)
   Total assets                 4,317,187           540,183          4,857,370


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

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED EARNINGS PER SHARE COMPUTATIONS
     For the Three Months and Nine Months Ended September 30, 2002 and 2001
                                    Unaudited


                                                                   Three Months Ended                   Nine Months Ended
                                                                     September 30,                         September 30,
                                                                  2002            2001                 2002             2001
                                                              -----------      -----------         -----------       -----------
BASIC EARNINGS PER SHARE

Net income (loss) applicable to common stock                  $  (327,110)     $ 3,103,644         $  (648,404)      $ 2,982,969

Shares used in earnings per share computations                  4,204,305        6,183,109           4,821,250         6,183,927

Net income (loss) per weighted average common share           $     (0.08)     $      0.50         $     (0.13)      $      0.48
                                                              ===========      ===========         ===========       ===========


DILUTED EARNINGS PER SHARE


Net income (loss) applicable to common stock                  $  (327,110)     $ 3,103,644         $  (648,404)      $ 2,982,969

Shares used in earnings per share computation                   4,204,305        6,184,524           4,821,250         6,185,342

Net income (loss) per weighted average common share           $     (0.08)     $      0.50         $     (0.13)      $      0.48
                                                              ===========      ===========         ===========       ===========


                                        COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                      COMPUTATIONS - BASIC


Outstanding common shares at beginning of period                4,182,564        6,186,717           6,170,225         6,195,418

Weighted average common shares issued during period                21,741           (3,608)         (1,348,975)          (11,491)
                                                              -----------      -----------         -----------       -----------
Weighted average common shares used in earnings
    per share computation                                       4,204,305        6,183,109           4,821,250         6,183,927
                                                              ===========      ===========         ===========       ===========


                                        COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                                                     COMPUTATIONS - DILUTED

Outstanding common shares at beginning of period                4,182,564        6,186,717           6,170,225         6,195,418

Weighted average common shares issued during period                21,741           (2,193)         (1,348,975)          (10,076)
                                                              -----------      -----------         -----------       -----------
Weighted average common shares used in earnings per share
    computation                                                 4,204,305        6,184,524           4,821,250         6,185,342
                                                              ===========      ===========         ===========       ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations -- Quarters ended September 30, 2002 and 2001

         Revenues for the quarter ended September 30, 2002 were $966,000 compared with $5,222,000 for the quarter ended September 30, 2001. Dispatch revenues decreased $264,000 to $890,000 for the quarter ended September 30, 2002 from $1,154,000 in the same quarter 2001. This decrease reflects the reduction of revenues due to the planned migration from non-strategic sites by the Company, as well as churn in the metropolitan markets. Equipment sales and service revenue decreased $180,000 or 84% for the third quarter 2002 as compared with third quarter 2001 due to discontinuation of direct equipment sales and service operations by the Company in favor of authorizing qualified independent dealers to represent the Company. Rental revenue decreased $15,000 for the third quarter 2002. Rental revenues have decreased corresponding to a downturn in petrochemical maintenance and repair. Spectrum and related revenues decreased $3,797,000 for the quarter ended September 30, 2002 as compared with the same period 2001. In the third quarter 2001 the Company closed on substantially all of an asset purchase agreement for the sale of selected communication assets. No contracts for system sales were closed during the quarter ended September 30, 2002 due to the sporadic nature of system sales. The Company does not expect to experience the same level of system sales in 2002 as it did in 2001 due to cutbacks in the telecommunications industry in capital spending.

         Costs and expenses decreased $1,403,000 for the quarter ended September 30, 2002 as compared with the quarter ended September 30, 2001 corresponding to the decrease in revenues. The cost of dispatch revenue decreased $78,000 for the third quarter 2002 as compared with third quarter 2001. The cost of equipment sales and service decreased $160,000 or 88% to $21,000 for the third quarter 2002 from $181,000 for the third quarter 2001 which corresponds to reduced sales activities in the third quarter 2002. Radio rental cost was $5,000 and $4,000 for the quarters ended September 30, 2002 and 2001, respectively. Spectrum sale expenses for the quarter ended September 30, 2001 were $1,174,000 as compared to $7,000 for the quarter ended September 30, 2002, corresponding to the decreased revenue.

         Depreciation and amortization for the quarter ended September 30, 2002 was $179,000, a decrease of $39,000 from $218,000 reported for the quarter ended September 30, 2001. Depreciation and amortization decreased due to the sale and removal of non-strategic sites and from the sale of spectrum and related assets from non-core operations.

         General and administrative expenses decreased $289,000 to $734,000 from $1,023,000. The decrease is the result of savings in personnel and office expenses related to the discontinuation of direct sales and service of equipment. Such savings were offset by expenses totaling approximately $110,000 related to the exploration of international business opportunities, primarily in Vietnam.

         The Company reported a net gain of $3,000 on disposal and sale of communications equipment and licenses for the quarter ended September 30, 2002 compared with a net gain of $2,237,000 for the quarter ended September 30, 2001. In the third quarter 2001 the Company closed on substantially all of an asset purchase agreement for the sale of selected communication assets.

         Interest expense was $1,000 for the quarter ended September 30, 2002 compared with $12,000 for the same quarter 2001. The Company paid down existing notes payable without acquiring any significant new debt.

     Income tax provision effective tax rate for the quarters ending September 30, 2002 and 2001 were (23.2%) and 27.8% respectively. Differences from the statutory rate for the quarter ended September 30, 2002 are primarily due to non-deductible foreign losses, change in the valuation allowance, state income tax rates and non-deductible expenses. Differences from the statutory rate for the quarter ended September 30, 2001 are primarily due to the utilization of net operating losses offset by the change in valuation allowance, state income tax rate and non-deductible expenses.

         The Company reported a net loss of $327,000 for the third quarter 2002 compared with net income of $3,104,000 for the third quarter 2001. This decrease in net income relates to the completion of fewer contracts for system sales during the quarter ended September 30, 2002 than the same quarter 2001. Of the net loss for the third quarter 2002, $141,000 is attributed to expenses related to the Company's exploration of international business opportunities, primarily in Vietnam.


Results of Operations -- Nine months ended September 30, 2002 and 2001

         Revenues for the nine months ended September 30, 2002 were $3,006,000 compared with $9,018,000 for the nine months ended September 30, 2001. Dispatch revenues decreased $684,000 to $2,799,000 for the nine months ended September 30, 2002 from $3,483,000 in the same period 2001. This decrease reflects the reduction of revenues due to the planned migration from non-strategic sites by the Company, as well as churn in the metropolitan markets. Equipment sales and service revenue decreased $569,000 or 85% for the first nine months 2002 as compared with the first nine months 2001 due to discontinuation of direct equipment sales and service operations by the Company in favor of authorizing qualified independent dealers to represent the Company. Rental revenue decreased $54,000 for the first nine months 2002 to $88,000 from $142,000 for the first nine months 2001. Rental revenues have decreased corresponding to a downturn in petrochemical maintenance and repair. Spectrum and related revenue for the nine months ended September 30, 2002 were $19,000 as compared to sales of $4,724,000 for 2001. The absence of spectrum sales completed during the first nine months of 2002 as compared with the same period 2001 is due to the sporadic nature of system sales. The Company expects only minimal system sales for the remainder of 2002 due to cutbacks in the telecommunications industry in capital spending.

         Costs and expenses decreased $2,145,000 for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001 corresponding to the decrease in revenues. The cost of dispatch revenue decreased $318,000 for the first nine months of 2002 as compared with the first nine months of 2001. The cost of equipment sales and service decreased $480,000 or 87% to $72,000 for the first nine months 2002 from $552,000 for the first nine months 2001. The decrease corresponds to the reduced activities in the first nine months 2002. Radio rental cost decreased $2,000 for the first nine months 2002 as compared with the same period 2001. Spectrum expenses decreased $1,346,000 for the nine months ended September 30,

2002 as compared to the nine months ended September 30, 2001, corresponding to the decreased sales.

         Depreciation and amortization for the nine months ended September 30, 2002 was $520,000, a decrease of $135,000 from $655,000 reported for the nine months ended September 30, 2001. This decrease is due to the disposition of various non-strategic repeater sites and from the sale of spectrum and related assets from non-core operations.

         General and administrative expenses decreased $337,000 to $2,351,000 from $2,688,000. The Company had significant savings in domestic personnel costs from the closing of the regional sales offices, which were offset by expenses totaling approximately $308,000 related to the exploration of international business opportunities, primarily in Vietnam.

         The Company reported a net gain of $505,000 on disposal of communications equipment and licenses for the nine months ended September 30, 2002 compared with a net gain of $2,232,000 for the nine months ended September 30, 2001. The net gain for both periods includes the closing of asset purchase agreements for the sale of selected communication assets. In addition, in 2001 the Company reported a net loss of $87,000 on re-acquisition of communications equipment in combination with the forgiveness of notes receivable.

         Interest expense was $6,000 for the nine months ended September 30, 2002 compared with $35,000 for the same period 2001. The Company paid down existing notes payable without acquiring any significant new debt in the first nine months of 2002.

         Income tax provision effective tax rate for the nine months ending September 30, 2002 and 2001 were (14.0%) and 28.6% respectively. Differences from the statutory rate for the nine months ended September 30, 2002 are primarily due to non-deductible foreign losses, change in the valuation allowance and state income taxes. Differences from the statutory rate for the nine months ended September 30, 2001 are primarily due to the utilization of net operating losses offset by the change in valuation allowance, state income tax rate and non-deductible expenses.

         The Company reported a net loss of $648,000 for the first nine months 2002 compared with a net income of $2,983,000 for the first nine months 2001. Of the net loss, $352,000 is attributed to expenses related to the Company's exploration of international business opportunities, primarily in Vietnam. It is anticipated that further expense and management time will be incurred in the development of the Company's activity in Vietnam.

Financial Condition and Liquidity

         The Company had $2,321,000 in cash and cash equivalents at September 30, 2002 as compared with $4,584,000 at December 31, 2001. The working capital of the Company at September 30, 2002 was $2,078,000 as compared with $4,097,000 at December 31, 2001.

         Operating cash flow as defined by net loss of $648,000 increased by non-cash depreciation and amortization expense of $520,000 was negative $128,000 for the nine months ended September 30, 2002, compared with $3,638,000 for the nine months ended September 30, 2001.

      Cash used in operating activities was $660,000 for the nine months ended September 30, 2002, while cash provided by operating activities was $1,599,000 for the nine months ended September 30, 2001.

      Cash provided by investing activities was $211,000 for the nine months ended September 30, 2002 as compared with $2,420,000 for the nine months ended September 30, 2001. The decrease was due primarily to proceeds of $2,654,000 from the sale of communication assets in 2001.

      Cash used in financing activities was $1,814,000 for the nine months ended September 30, 2002 and $216,000 for the nine months ended September 30, 2001. During the first nine months of 2002, cash was used to redeem 1,859,200 shares of common stock at $0.80 per share from a major stockholder. In addition, the Company repurchased 122,500 shares of common stock at an average price of $0.64 per share as part of the Company's previously announced stock buyback program. The Company also remitted $100,000 to repay the credit line on a revolving note payable. As of September 30, 2002, the Company had a credit line of $100,000, which had no outstanding balance.

      At the end of the third quarter 2002 the Company had successfully completed its long-term migration from rural community repeaters and the sale of other non-core assets, with the exception of an immaterial number of remaining community repeaters. These remaining assets will continue to be evaluated.

      The Company has also discontinued direct equipment sales in favor of authorizing selected independent dealers in each of its geographic areas to represent the Company. The Company will conduct direct marketing for qualified customers and refer them to the authorized dealer. In conjunction with this program, the Company has centralized operations resulting in the closure of its final operating office in the Washington/Baltimore region. The Chicago office, which is responsible for large integrated system sales including spectrum, will remain. In October a reorganization of operations was instituted resulting in the elimination of three operating and one general and administrative position.


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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

      We maintain a system of internal controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                           CHAMPION COMMUNICATION SERVICES, INC.



                           By: /s/ ALBERT F. RICHMOND
                               -------------------------------------------------
                               Albert F. Richmond
                               President and Chief Executive Officer




                           By: /s/ PAMELA R. COOPER
                               -------------------------------------------------
                               Pamela R. Cooper
                               Chief Financial Officer, Treasurer and Controller


Date:  November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Albert F. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Champion Communication Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                             /s/ ALBERT F. RICHMOND
                                             -----------------------------------
                                             Albert F. Richmond,
                                             Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Pamela R. Cooper, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Champion Communication Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                          /s/ PAMELA R. COOPER
                                          --------------------------------------
                                          Pamela R. Cooper,
                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 99.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002