Form 10KSB
period 2002-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2003-03-31
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2002.

                                       0r

| | Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _________ to _________

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. Yes |X| No | |

State issuer's revenues for its most recent fiscal year. $3,893,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 25, 2003, there were 4,116,351 shares of common stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2003 was $989,145 based upon the average bid and ask price of the common stock on such date of U.S. $0.52 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES

                                                     INDEX                                                            PAGE NUMBER

DOCUMENTS INCORPORATED BY REFERENCE .........................................................................              i
GLOSSARY OF TERMS ...........................................................................................             ii

                                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS ............................................................................              1

ITEM 2.  DESCRIPTION OF PROPERTY ............................................................................             14

ITEM 3.  LEGAL PROCEEDINGS ..................................................................................             15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................................             15

                                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...........................................             15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............             17

ITEM 7.  FINANCIAL STATEMENTS ...............................................................................             21

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ...............             21

                                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16 (a) OF THE EXCHANGE ACT .................................................................             22

ITEM 10. EXECUTIVE COMPENSATION .............................................................................             22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....................................             22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................................................             22

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ....................................             23

ITEM 14  CONTROLS AND PROCEDURES ............................................................................             26

SIGNATURES ..................................................................................................             27

CERTIFICATION BY ALBERT F. RICHMOND PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002 ...............             28

CERTIFICATION BY PAMELA R. COOPER PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002 .................             29

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 2003 annual meeting of stockholders.

Item  9    Directors and Executive       Incorporated by reference from
           Officers of the Registrant    "Nominees for Election of Directors" of
                                         the Company's definitive proxy
                                         statement to be filed pursuant to
                                         Regulation 14A of the Securities
                                         Exchange Act of 1934, as amended (the
                                         "Exchange Act"), for the Company's 2003
                                         annual meeting of stockholders. The
                                         incorporated portions consist of all of
                                         the disclosures that appear in that
                                         Proxy Statement under the headings
                                         "Nominees for Election as Directors"
                                         and "Executive Officers."

Item 10    Executive Compensation        Incorporated by reference from
                                         "Executive Compensation" of the
                                         Company's definitive proxy statement to
                                         be filed pursuant to Regulation 14A of
                                         the Exchange Act for the Company's 2003
                                         annual meeting of stockholders.

Item 11    Security Ownership of         Incorporated by reference from
           Certain Beneficial Owners     "Security Ownership of Certain
           and Management                Beneficial Owners and Management" of
                                         the Company's definitive proxy
                                         statement to be filed pursuant to
                                         Regulation 14A of the Exchange Act for
                                         the Company's 2003 annual meeting of
                                         stockholders.

Item 12    Certain Relationships and     Incorporated by reference from "Certain
           Related Transactions          Relationships and Related Transactions"
                                         of the Company's definitive proxy
                                         statement to be filed pursuant to
                                         Regulation 14A of the Exchange Act for
                                         the Company's 2003 annual meeting of
                                         stockholders.

Transitional Small Business Disclosure Format: Yes | |; No |X|

GLOSSARY OF TERMS

Terms used here in, even if not capitalized, have the following meanings:

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

Basic Trading Area ("BTA")               As defined by Rand McNally, one of 492
                                         rural area used for PCS licensing.

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

Commercial Mobile Radio Service          Mobile services licensed by the FCC
("CMRS")                                 that are provided for profit, are
                                         interconnected to the PSN and are
                                         available to the general public on a
                                         non-discriminatory basis. These CMRS
                                         providers historically have been
                                         referred to as "common carriers."

Community Repeater ("CR")                Conventional two-way radio systems
                                         licensed by the FCC that consist of a
                                         control station, a repeater station and
                                         mobile and/or portable radios. The
                                         repeater is shared by otherwise
                                         unrelated users.

Conventional System                      A method of operation in which one or
                                         more radio frequency channels are
                                         assigned to mobile and base stations
                                         but are not employed as a trunked
                                         group. A conventional system allows an
                                         end user the use of only a single
                                         channel. If someone else already is
                                         using that end user's assigned channel,
                                         the end user must wait until the
                                         channel is available.

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

800 MHz (SMR)                            As a group, the 280 channels of trunked
                                         SMR frequencies in the 800 MHz band
                                         with 25 kHz channel bandwidth. Some
                                         cellular radio frequencies are also in
                                         the 800 MHz band. Radio equipment used
                                         for 800 MHz SMRs is not compatible with
                                         radio equipment used for 900 MHz SMRs.

Enhanced Specialized Mobile              SMR multi-site digital networks, which
Radio ("ESMR")                           are designed to provide integrated
                                         telecommunications services, including
                                         wireless, telephone, paging, data
                                         transmission and dispatch services.
                                         ESMR generally is used as a dispatch
                                         technology, although it also may be
                                         interconnected with the PSN to provide
                                         mobile telephone services. The Company
                                         does not provide ESMR services.

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

Global Positioning System                A worldwide radio-navigation system of
("GPS")                                  satellites. GPS uses these satellites
                                         as reference points to calculate
                                         accurate physical positions.

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

Logic Trunked Radios ("LTR")             A technology commonly used in Trunked
                                         Systems.

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

Master Dealers                           Dealers selected by Champion for the
                                         sale and installation of voice and data
                                         equipment to operate in a partnership
                                         type arrangement with Champion. These
                                         dealers are required to be trained in
                                         the equipment and installation
                                         standards established by Champion.

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

Paging A one-way communications service licensed by the FCC that operates from a base station to mobile or fixed receivers and that provides signaling or information transfer by such means as tone, tone-voice, tactile or optical readout. Paging services are provided on several bands, including the 450-512 MHz and 900 MHz bands.

Personal Communication Services          A wireless communication technology
("PCS")                                  licensed by the FCC. It operates on the
                                         900 MHz (narrowband) and on the 2 GHz
                                         (broadband) frequency bands. PCS is a
                                         radio communications service using
                                         mobile and ancillary fixed
                                         communication technologies to provide
                                         services for industry and business.
                                         This service can be integrated with a
                                         variety of competing networks. A
                                         broadband PCS, with a wider channel
                                         bandwidth, provides a greater variety
                                         of services than narrowband PCS (e.g.,
                                         broadband PCS can provide full voice
                                         and data transmission, but narrowband
                                         PCS generally is limited to one-way
                                         services).

Private Mobile Radio Service             Two-way radio operations licensed by
("PMRS")                                 the FCC that offer dispatch and other
                                         wireless communications services. These
                                         services generally cannot be
                                         interconnected to the PSN. An operator
                                         may provide such services on a
                                         discriminatory basis. Operators that
                                         provide dispatch services in the bands
                                         below 800 MHz are regulated as PMRS
                                         licensees. These PMRS licensees
                                         historically have been referred to as
                                         "private carriers."

Public Switched Network                  Historically referred to as the "Public
("PSN")                                  Switched Telephone Network" or "PSTN."

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

Specialized Mobile Radio                 A radio system authorized by the FCC in
("SMR")                                  which licensees provide mobile
                                         communications services (other than
                                         radio location services) in the 800 MHz
                                         and 900 MHz bands on a commercial basis
                                         to eligible entities, federal
                                         government entities and individuals. It
                                         is generally used as a dispatch
                                         technology, but also can be used to
                                         provide data and facsimile services.
                                         SMR may be interconnected with the PSN
                                         to provide telephone interconnect
                                         services. SMR is offered typically as a
                                         Trunked System but also may be offered
                                         as a Conventional System.

Spectrum A term generally applied to the range of electromagnetic radio frequencies used in the transmission of sound, data, and television.

Switch A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is the process of interconnecting circuits to form a transmission path between users.

Talk 'N Track(TM)                        Champion's service providing both voice
                                         and vehicle tracking of the units of
                                         subscribers on Champion's LTR systems.

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

Trunked System                           A system that combines multiple
                                         channels with unrestricted access in
                                         such a manner that user demands for
                                         channels are automatically "queued" and
                                         then allocated to the first available
                                         channel. Compared to a Conventional
                                         System, this method allows for the use
                                         of frequencies by a greater number of
                                         users and provides faster access,
                                         thereby reducing the likelihood of
                                         network congestion.

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

Vehicle Tracking                         The use of GPS and radio equipment to
                                         identify the physical location of fleet
                                         vehicles.

Wireless Local Loop ("WLL")              A low-power radio system providing
                                         communication from subscriber to
                                         provider without wires. This technology
                                         is especially useful in sparsely
                                         populated areas and in areas with
                                         difficult terrain.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      This Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act."). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those factors discussed in the Section of this Annual Report on Form 10-KSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Specifically, there can be no assurance that the Company will be able to compete effectively, be granted authorizations to operate in international WLL markets, increase its utilization on its T-Band systems, retain its key personnel or take any or all of the other actions in this Annual Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                   THE COMPANY

      The Company provides high-powered trunked radio dispatch services in the United States. The Company currently serves approximately 700 trunked dispatch customers in selected Major Metropolitan Areas utilizing over 13,000 subscriber units (either radio or base stations) in 6 states. The Company's customers are principally businesses and government agencies located in the targeted metropolitan areas.

      Dispatch services are offered on the 450-512 MHz and 800 MHz bands. Operators of these dispatch services are regulated by the FCC as PMRS providers (i.e., private carriers) or as CMRS providers (i.e., common carriers). An operator, like the Company, provides service pursuant to a frequency-specific, site-specific FCC license. Additionally, an operator, like the Company, may provide service to an entity which, itself, is licensed to operate on a specific frequency at a specific location within the same band. A repeater that is operated as a PMRS is subject to more relaxed regulatory requirements than a CMRS provider, such as cellular and certain SMR or ESMR licensees. See "Current Business - Regulation."

      The Company offers its dispatch services primarily in the 470-512 MHz band, or T-Band. It also operated conventional and trunked dispatch services in the 800 MHz band until the end of 2001. During 2002, the Company closed, with FCC consent, contracted sales of its remaining 800 MHz services, thereby concluding its current operations in the 800 MHz band. The Company continues to concentrate on the 470-512 MHz band because this coverage allows the Company to provide a more competitive monthly service rate than other service providers. However, there can be no assurance that this strategy will continue to be effective. In the 470-512 MHz band, the Company operates repeaters with its own FCC licenses. None of the Company's repeaters are interconnected to the PSN. Thus the Company's private carrier licenses all are in the PMRS category. As a PMRS licensee, the Company is subject to less stringent regulatory requirements than CMRS licensees.

      The Company determined that UHF trunking is its primary goal for business operations in the targeted Major Metropolitan Areas. The Company, by achieving this goal, has transformed its operations from a primarily conventional CR business to a business providing trunked technology in selected Major Metropolitan Areas. The Company capitalizes upon the ability to trunk numerous repeaters into consolidated systems with many channels offering wide geographic coverage in 6 Major Metropolitan Areas. After receiving all necessary FCC consents, the Company completed the final phase of divesting 450-470 MHz band CRs in non-core rural areas during 2002. With this divestiture completed, the Company now can focus its resources on T-Band systems. The Company, however, still operates 19 CRs in and around the Major Metropolitan Markets.

      Additionally, the Company is further expanding the use of its resources to offer vehicle tracking solutions that provide the subscriber with cost effective, real-time vehicle tracking and mobile data processing. This technology which is unregulated is an effective business tool for customers seeking to improve vehicle management and enhance profitability.

      Initially, the Company utilized independent dealers for sales and service activities. This sales approach changed, and from late 1997 until the end of 2001, the Company managed its assets and customers through Company-owned sales and service facilities in 5 operational regions. During the fourth quarter of 2001, the Company determined that it could access a larger potential customer base by authorizing qualified independent dealers to represent operations in the 5 served major regions. Thus, the direct sales and service operations in these regions were discontinued. During 2002, the Company developed an independent dealer marketing plan to capitalize upon its Talk 'N Track product. Utilizing licensed vendor software, its systems, and GPS, the Company can offer services to track vehicle locations and data. The Company's marketing department will work in tandem with qualified Master Dealers to provide this new service to existing and potential customers.

      Management of the Company observed that, over the last decade, most spectrums has increased in value, precipitated by a fixed supply and increased utilization. In the process of being granted a limited number of FCC licenses for its own use, Company management discovered that it was successful at identifying and acquiring exclusive licenses after obtaining requisite FCC consent. The process is technical and lengthy. As a result of its successes, after obtaining FCC consent, the Company has been able to sell several licensed systems for in excess of $15,850,000 from 1994-2002. Some of these sales were operational revenues and others were sales of communication equipment and other assets.

      The Company has determined through external and internal research that communication solution opportunities exist in South and Southeast Asia. Preliminary studies of these opportunities indicate that the Company might be afforded the opportunity to install products throughout Vietnam. A test system was operational and given preliminary approval by the Vietnamese government during 2001. Final testing and approval of these WLL products was achieved in 2002. The Company's WLL product is now available to be utilized throughout Vietnam. However, there are no assurances that the sale of the Company's WLL product in Vietnam will be successful.

      The Company is a Delaware corporation. Its principal place of business is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380. The Company's telephone number is (281) 362-0144.

                                     HISTORY

      The Company was incorporated under the laws of the State of Delaware on September 29, 1994. In 1994, the Company acquired 1,501 CRs from Motorola, Inc. ("Motorola") through several agreements. There were no FCC licenses assigned to the Company as a part of this transaction because the users retained them.

      Since acquiring the CRs from Motorola, the Company evaluated its total mix of dispatch services and identified markets in which it had sufficient licenses to upgrade the technology and its operations into trunking formats. The Company divested itself of various dispatch operations outside the markets identified for development, after obtaining any necessary FCC consent. In particular, in an effort to increase its subscriber capacity, overall network control and revenue potential, consistent with FCC rules, the Company has converted its systems in targeted markets to Trunked Systems. In the 450-512 MHz band and the 800 MHz band, the Company, after obtaining any necessary FCC consents, converted many of the individual licenses held by its subscribers to consolidated licenses in its own name and the Company was granted FCC licenses for additional new Trunked Systems. As of March 21, 2003, the

Company: (i) operated 19 CRs and 267 trunked repeaters in the 450-512 MHz band;
(ii) held 340 exclusive licenses, of which one (1) license is in the 800 MHz band, two (2) licenses are in the 900 MHz band, 325 licenses are in the 470-512 MHz band, and 12 licenses are in the 450-470 MHz band; and (iii) held 205 co-channel licenses, of which one (1) license is in the 800 MHz band, two (2) licenses are in the 900 MHz band, 161 licenses are in the 470-512 MHz band, and 41 licenses are in the 450-470 MHz band.

      In 2001 and 2002, the Company formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly owned subsidiaries to conduct its international operations. Authority for resident offices was obtained in Vietnam during 2001. Champion Vietnam Wireless B.V. has established offices in both Hanoi and Ho Chi Minh City. There is currently one (1) employee in the Ho Chi Minh City office and four (4) employees in the Hanoi office. The Company was granted a 100% Foreign Owned Enterprise license to operate Champion Wireless Solutions (Vietnam), LTD, by the Socialist Republic of Vietnam on December 16, 2002. This was the first such license granted in Vietnam. This license establishes the assembly and sales function for the Champion SkyLinkTM WLL to be centered in Hanoi for sales throughout South and Southeast Asia.

                              THE DISPATCH INDUSTRY

OVERVIEW

      Most businesses or service organizations with mobile work forces require the ability to communicate with employees in order to conduct their operations efficiently. With today's environment, businesses also require up to date vehicle tracking and data messaging for their fleets of vehicles serving increasingly mobile work forces. These businesses rely on radio communications as a tool to control resources, personnel, material and equipment in a cost-effective manner. Dispatch services, combined with vehicle tracking improve the efficiency and response time of such businesses and organizations.

      The dispatch industry is a distinct segment of the wireless communications industry, which also includes wireless telephone (cellular, PCS and satellite), paging and data transmission services. Wireless telephone services are designed for personal communications by providing two-way communication among individuals. This segment of the industry refers to its radios as "telephones" and is viewed as an extension of the traditional wireline telephone network. Wireless telephones require a minimum seven digit dial-up procedure and wireless telephone conversations typically average more than one minute in duration. Paging services enable subscribers to contact an individual or group of portable receivers which emit an audible, visual or tactile alert and can sometimes record a numeric or alpha-numeric message. Paging systems allow only the transmission of a limited amount of information and generally only provide one-way communication. Data transmission services are, at present, primarily offered on data-only (non-voice) packet switched networks. In contrast, dispatch services provide for the immediate transmission of information, whether voice messages or data, to groups of mobile or portable radio users. Companies use dispatch services to communicate among others and to provide task assignment and coordination. Dispatch services are designed to provide bi-directional group communications and to allow the user to address entire groups, sub-groups or individuals with simple and rapid push-to-talk call set-up procedures. Dispatch conversations are typically short and allow for all participants to communicate with each other simultaneously. Dispatch services are less expensive than other CMRS wireless communications services, such as 800 MHz and 900 MHz SMR, cellular and PCS.

      Each segment of the wireless communications industry relies on a different technology and serves distinct customer needs. The Company believes that existing wireless services address distinct markets and generally do not compete effectively against each other. The Company believes the wireless communications industry will continue to grow with the emergence of new technologies and applications. There can be no assurance, however, that this growth will continue or that the Company's targeted markets will flourish. A decrease in the growth rate of the industry may have a material adverse effect on the Company's ability to prosper.

HISTORY OF DISPATCH NETWORKS

      The dispatch industry is comprised of operator-licensed systems and user-licensed systems. The Company provides dispatch services, on operator licensed systems. See "The Company." In the 800 MHz and 900 MHz bands, trunked dispatch systems are referred to as SMRs or ESMRs. These systems are operated by licensees that provide dispatch services to others for a monthly fee.

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

      450-512 MHZ. Dispatch communications services are provided in the 450-512 MHz band to vehicle-mounted and hand-held portable two-way radio units. These services operate at a higher transmitter power level than other wireless services, such as cellular and PCS, yielding a greater service area. This band, which was developed in the 1950s, is populated by PMRS licensees, such as the Company and certain of its customers.

      Users of the 450-512 MHz band have begun to experience channel congestion and spectrum crowding, especially in metropolitan areas. This spectrum is frequently incapable of handling the demands placed upon it, and users are often unable to find a clear channel. To remedy this situation, beginning in 1997, the FCC has adopted rules, and has considered additional rules, to promote more effective and efficient use of the bands below 512 MHz. These actions, implemented as part of the FCC's "refarming proceeding," have increased and shall continue to increase the opportunities for the Company to use higher capacity trunking technology in these bands. See "Current Business - Regulation."

      800 MHZ (SMR). Dispatch services are provided not only in the 450-512 MHz band, but also in the 800 MHz band. Due to technological developments and regulatory changes, 800 MHz band operators may elect to convert their systems from analog to digital. Conversion of systems to digital technology may make this band more appropriate for services other than dispatch. See "Current Business - Competition." The Company has successfully negotiated contracts to sell (with FCC consent) substantially all its 800 MHz operations. Pursuing this strategy, however, does not prevent the Company from re-entering the market by being granted FCC licenses for the exclusive use of additional 800 MHz channels and by obtaining FCC consent to operate trunked repeater 800 MHz band systems in the future.

      900 MHZ (SMR). The 900 MHz band analog operating format is very much like the 800 MHz band format. Initially, the FCC awarded 900 MHz band SMR licenses in the top 50 United States markets by lottery. In 1996, the FCC completed auctions for the remaining 900 MHz band SMR licenses to operate in all 51 MTAs. Specifically, 1,020 licenses were offered in these 51 MTAs, or 20 channels per MTA. The Company participated in the 900 MHz auction, but was unsuccessful in its participation.

EMERGING TECHNOLOGIES

      The limited number of available frequencies, particularly in urban areas, has generated ongoing introduction of new and advanced technologies and applications that allow for better spectrum utilization. The first technology developed for that purpose was "trunking," which was developed in the late 1970s and which uses microprocessors to allow many users to share frequencies without interfering with one another. In non-trunked conventional systems, the channels assigned to each group of users are independent. If a channel is occupied by another conversation, the user has to wait, even though another channel in the system may be idle. The user may have to try several times before the channel is free. In contrast, trunking allocates messages to various frequencies in the most efficient way. In a "trunked" system, user calls are assigned to the first available channel and a different channel may be assigned for each transmission during the same conversation. A Trunked System therefore can handle more call traffic with a given number of channels than a Conventional System. In addition, the channel "switching" on a Trunked System makes eavesdropping more difficult than on a Conventional System and therefore enhances the privacy of conversations.

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

                                CURRENT BUSINESS

GENERAL

      The Company provides high-powered repeater dispatch services in Major Metropolitan Areas in 6 states. The Company currently serves approximately 700 customers utilizing over 13,000 two-way radio units in the trunked format. The Company provides its customers, which are primarily business and governmental agencies, with dispatch communication services. The Company is licensed by the FCC to operate its Trunked Systems serving customers which do not have their own licenses.

      Pursuant to several contracts with Motorola executed in 1994 (the "Motorola Agreements"), the Company acquired 1,501 CRs. There were no FCC licenses assigned to the Company as part of this transaction. The Company historically operated CRs and trunked repeaters exclusively for dispatch purposes. It expanded the dispatch services provided to include data transmission, which allows text messaging and vehicle tracking by satellite. A largely expanded use of bandwidth is tracking vehicle location through the Global Positioning Network. The data transmissions require less bandwidth which increases the potential subscriber usage of each channel. This format will increase the potential number of units that may be loaded on each system. The future focus of the Company is to provide vehicle tracking services primarily with ancillary service for voice and data.

      Equipment products for the 450-512 MHz band frequencies, where the Company provides most of its services, are available from numerous manufacturers. Prices for this equipment range from $450 to $900 per unit, depending on the features offered and the warranty provided. The principal suppliers for the subscriber unit equipment are Motorola and Kenwood, and the Company has a dealer agreement with Kenwood. The Kenwood dealer agreement, however, may be terminated at any time by either party without cost.

      The Company operates its dispatch repeaters primarily in the 450-512 MHz frequency band. The Company has also had limited operations in the 800 MHz band. However, the Company is not active in the 220 MHz band, 800 MHz band, 900 MHz band, cellular or PCS segments of the wireless communications industry and it currently does not intend to become active in those segments.

      450-512 MHZ REPEATER OPERATIONS. The Company conducts the majority of its operations in the 450-512 MHz frequency band. The Company is actively pursuing widespread utilization of trunking technology for its systems in this band. A trunked 450-512 MHz band repeater is superior to a conventional repeater in that Trunked Systems make more channels available to handle calls and thus provide greater capacity than Conventional Systems. See "The Dispatch Industry - Emerging Technologies." The trunked repeater format also provides the customer with more and faster calls than a Conventional System. See "The Dispatch Industry - Emerging Technologies." These factors, in turn, allow a greater number of users on a Trunked System to make more calls than a Conventional System, which should generate additional revenues for the Company. The trunked 450-512 MHz band repeaters function similarly to 800 MHz band trunked SMR systems. Although the Company's systems are not interconnected to the PSN, if they were, they would be comparable to cellular telephone technology.

      The Company has converted its original 450-512 MHz band focus to the LTR trunking format in the 470-512 MHz band. Concurrently, the Company, with all requisite FCC consents, sold or removed its CRs in non-core rural areas. The planned conversion to trunked operations has involved obtaining exclusive use of a frequency by being assigned individual user licenses, claiming licenses for unused channels, and receiving all necessary FCC approvals. There can be no assurance that the Company will continue to be granted the FCC licenses for such operations. Nevertheless, substantial conversion to trunked format operations in the Major Metropolitan Areas has been achieved by the Company.

      The 470-512 MHz portion of the 450-512 MHz band is available in the top 13 U.S. Major Metropolitan Areas and is known commonly as the T-Band. Operation on the T-Band is particularly advantageous as it contains the only frequencies in the 450-512 MHz band on which exclusive business radio service channels are available. The Company operates approximately 267 T-Band repeaters in its Major Metropolitan Areas. Exclusive channels are superior to co-channel operations because an operator, such as the Company, has more available capacity and less restrictions on service provision. As of March 21, 2003, the Company has been granted FCC licenses to operate 490 T-Band channels in the Houston, Dallas/Ft. Worth, San Francisco Bay, Washington/Baltimore and Chicago areas. Through these efforts, the Company has gained exclusive control over channels in these areas (with appropriate FCC approvals), and now operates trunked repeaters in Houston, Dallas/Ft. Worth, Northern California, Washington/Baltimore and Chicago. As of March 21, 2003, the Company holds 325 exclusive use FCC licenses and an additional 165 non-exclusive FCC licenses in the T-Band. The Company has dedicated considerable effort to removing dormant or otherwise unnecessary co-channel licenses, generally through purchases or trades (with FCC consent). There can be no assurance that the Company will be able to continue to obtain exclusive control (with applicable FCC approval) over all or substantially all of these channels.

      Under FCC licenses, the Company also operates 5 radio common carrier channel repeaters in Florida.

      800 MHZ REPEATER OPERATIONS. Under the Motorola Agreements, the Company acquired 92 CRs in the 800 MHz band. As with the 450-512 MHz band CRs which were acquired from Motorola, the 800 MHz band CR licenses were held by the users. Through license filings and assignments, the Company was successful in being assigned (with FCC consent) a number of licenses for its own benefit in this band. With appropriate FCC consent, 20 of these licenses were cleared to an exclusive status and the related systems were sold in 1997 for in excess of $3,500,000. The Company, with FCC consent, sold and traded other systems and operated 37 repeaters in Northern California (of which 26 had been converted with FCC approval to SMRs). Since inception, the Company had expanded its 800 MHz operations in Northern California and successfully closed contracts to sell, with the appropriate FCC consents, substantially all these 800 MHz operations in 2001. Upon receipt of all necessary FCC consents, the Company sold the remainder of its 800 MHz systems during 2002. The Company may apply for additional exclusive licenses in the 800 MHz band with the intention of operating and/or selling the systems. There can be no assurance that the FCC will grant the Company such exclusive licenses or that FCC approval for all assignments and sales will be granted. The Company owns three (3) exclusive 800 MHz licenses.

      INTERNATIONAL. The Company operates three offshore subsidiaries to capitalize on potential opportunities to sell communication equipment outside North America. The Company operates two resident offices in Vietnam and on December 16, 2002 was granted and investment license to operate a 100% foreign owned company, Champion Wireless Solutions (Vietnam), LTD. The Company is licensed to manufacture and assemble communication equipment for local and export sales. The company acquired the SkyLinkTM product line to enhance its sale of WLL outside the United States.

BUSINESS STRATEGY

      The Company's business strategy includes the following:

      EXPANSION OF HOLDINGS. The Company seeks to expand its spectrum and infrastructure holdings within its selected metropolitan markets through the FCC-approved acquisition of operating and start-up 450-512 MHz band trunked dispatch systems. Simultaneously, the Company, with FCC approval, has disposed of its CRs in non-core areas.

      DEVELOPMENT OF EXISTING INTRINSIC VALUE. The intrinsic value of the Company today lies in the value of its spectrum as measured by recent sales and the existing cash flow capacity.

      The initial business plan for the Company was to operate the 1,501 CRs purchased from Motorola, Inc. in 1994. The Company recognized the opportunities available to expand operations by converting to Trunked Systems, which expanded the utilization of channels and allowed increased customer loading. This strategy was focused in the Major Metropolitan Areas where licenses to operate in the required spectrum could be granted by the FCC. As other technologies have developed, the Company believes that new opportunities exist to expand the use of the Company's spectrum by using bandwidth for data transmissions. Since data transmissions require less bandwidth, the Company continues to pursue various data uses of its spectrum, which will increase the number of subscriber units that may be loaded on each channel. This format may triple the possible usage of each system. Consistent with this strategy, the Company is emphasizing the Talk 'N Track(TM) vehicle management system in 2003. The Company believes that the efforts to achieve these results will span several years, but there is no assurance that the Company will be successful. It is the intention of Company management to enhance the value of the assets by continuing to expand the usage of its constructed infrastructure.

      Under the Motorola Agreements, the Company also purchased 92 unlicensed 800 MHz band CRs. At that time, the Company believed that, if it obtained FCC consent to assignments of a sufficient number of 800 MHz band licenses, it could obtain exclusivity over the related channels and could then enhance the value of the assets. The Company achieved this objective by obtaining FCC consent to convert 26 of these unlicensed CRs to four (4) 800 MHz Trunked Systems for which it held the exclusive license. In 2001, the majority of these 800 MHz band CRs were sold, with FCC consent, for in excess of $5,500,000. The remaining 800 MHz band CRs were sold, with FCC consent, in 2002 for approximately $600,000.

      SPECTRUM. Spectrum is critical in the communications business. Without spectrum on which to operate, the best communications equipment is worthless. The Company is spending considerable funds to acquire FCC-licensed stations to provide dispatch services. The Company is being assigned these licenses, and the corollary right to use the spectrum, through FCC-approved purchases of existing systems and through FCC grants of new licenses. The Company anticipates that these efforts will be ongoing. There can be no assurance that the Company will be successful in any or all of these efforts to be granted the licenses to use the spectrum.

      Specifically, the Company actively pursues the grant of additional licenses from the FCC to operate on the 470-512 MHz T-Band channels. As the FCC grants these licenses, the Company intends to construct such T-Band systems. The Company also participated in the filing of applications for FCC grant of offset channel licenses (i.e., new narrowband channels located adjacent to existing channels). As of March 25, 2003, the Company has been granted 12 licenses by the FCC for offset channels in the 470-512 MHz band.

      In 1997, as part of its "refarming" proceeding, the FCC adopted a consolidation plan and related rules for the PMRS bands below 800 MHz. These rules changed how the frequencies are assigned, established a method for PMRS users to implement highly efficient Trunked Systems in the bands below 800 MHz, and provided for operation of offset channels in the 450-470 MHz band. See "Regulation."

      EQUIPMENT RENTAL. To augment its sales activities, the Company operated a Rental Division. Due to increased competition, the older technology of rental units and a focus by the Company on the expansion of its Trunked Systems, the rental units were sold in 2002.

      INTERNATIONAL. To enhance and grow the Company's value, a search for business expansion produced the potential of previously untapped communication opportunities in the international sector. South and Southeast Asia have been identified as targets for the Company. The Company formed three offshore subsidiaries to conduct international operations, and during 2001 opened two resident offices in Vietnam employing five people. However, to date, the Company's international operations remain in the initial stages and have not generated significant sales. On December 16, 2002 the Company was granted an investment license for a 100% foreign owned company for the assembly and sale of Wireless Local Loop products to provide rural telephony, fax and internet services to first time users in Southeast Asia. This is the first of such licenses to be granted by the Socialist Republic of Vietnam.

COMPETITION

      The Company faces intense competition from the following types of operations:

      OTHER 450-512 MHZ BAND CR OPERATORS. The Company currently competes with many other 450-512 MHz band CR operators. With FCC approval, the Company converted its Metropolitan Market Area 450-512 MHz band CRs from user-licensed conventional operations to the trunked multi-channel format. The Company is now capitalizing on this format. It is expanding the menu of services by adding vehicle tracking and data services to voice services in a continuing effort to distinguish itself from other 450-512 MHz band trunked operators. However, there can be no assurance that the Company will continue to be able to expand its trunked multi-channel format. In addition, a limited number of paging operations are provided in the 450-512 MHz band, but the Company does not anticipate that these services will compete with its trunked dispatch services in this band.

      UHF TRUNKING. Since the FCC permitted the trunking of the UHF channels in 1996, considerable competition has evolved in the UHF trunking market. To successfully establish a viable trunking infrastructure, an operator must possess site and market exclusive frequencies. This can best be accomplished through the deployment of T-Band frequencies.

      In each of its markets, Champion is the single largest holder of T-Band frequencies. This acts as a deterrent to other operators in Champion's markets. However, it does not completely eliminate competition.

      CELLULAR TELEPHONE SYSTEMS. The Company currently competes, and believes that it will continue to compete, with cellular telephone systems to a great extent. The Company charges a flat monthly rate for its services. By contrast, cellular charges are primarily based on minutes of use. Additionally, cellular service providers typically charge for a call whether the user placed or received the call. Because many wireless calls are mobile-to-mobile, cellular calls from one user to another user result in two (2) airtime charges, one (1) charge for the caller and one (1) charge for the receiver. Large fleet operators may find cellular costs prohibitive, although extremely small fleets may be in a position to justify the cost of cellular service. The Company believes that cellular telephones are not an economical solution for medium to large dispatch users, and that CRs offer a cost-effective alternative for high volume users of cellular telephone services. Cellular is also limited to point- to- point communication. Dispatch provides communications capabilities to entire worker groups or individual worker groups, and it also provides such capabilities on a one-to-one basis among members of a user group. It is unlikely that this price advantage will change because the FCC no longer is considering imposing a "calling party pays" requirement on cellular carriers.

      800 MHZ BAND SMR OPERATORS. The FCC permits 800 MHz band SMR operators to convert their systems from analog to digital. Nextel, the largest SMR operator in the United States, continues the process of converting its analog technology to digital, beginning with its Major Metropolitan Area systems. Conversion to the digital technology requires capital investment, and the Company believes that companies that convert may be required to increase customer rates to recoup their capital costs. These factors may price digital 800 MHz band operators out of the dispatch market and into the cellular telephone market. However, there can be no assurance that this will be the case.

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

      PCS OPERATORS. The Personal Communications Service was established by the FCC in 1994, when it adopted Part 24 of its Rules. The FCC established two classes of PCS, broadband and narrowband. It awarded several authorizations for each such class in every MTA and BTA.

      Broadband PCS offers a cellular phone-like service for a significantly reduced price. Broadband PCS is defined by the FCC as radio communications encompassing mobile and ancillary fixed communication services for individuals and businesses that can be integrated with a variety of competing networks. The Broadband PCS authorizations awarded in the FCC's auctions granted the use of different spectrum blocks, ranging from 10 MHz to 30 MHz in various specified service areas. An auction of these frequency blocks was completed in 2001.

      Narrowband PCS is defined as a family of mobile or portable radio services that may be used to provide wireless telephony, data transmission, advanced paging and other services to individuals and businesses. Narrowband PCS may be integrated with a variety of competing networks. Narrowband PCS uses less than one voice grade channel. Narrowband PCS is being used to provide new services, such as voice message paging, two-way acknowledgment paging and other text-based services. Licenses for narrowband PCS were awarded on a nationwide regional MTA and ETA basis. An auction for these frequencies was completed in 2001. However, a limited number of narrowband PCS licenses were not sold during this auction or the winning bidder later defaulted. An auction for these remaining narrowband PCS licenses is scheduled for September 2003.

      A substantial number of the companies which were high-bidders at the PCS auctions were existing communication service providers or joint ventures involving existing communications service providers. The Company believes that PCS will be interchangeable with existing cellular and paging services.

      At this time, the impact of PCS growth on the Company's business is uncertain. Although some PCS providers have also gained a significant presence in the dispatch market, cellular service providers have suffered the impact of their presence most significantly. It is unclear whether PCS providers will expand their service offerings to include dispatch-like services. Given the high cost of entry, the Company believes that any entry into the low-cost dispatch services will be delayed pending saturation of the higher-priced cellular service market.

      WIRELESS LOCAL LOOP. The Company's Wireless Local Loop product is designed for low density population areas. This product provides wireless communication for sparsely populated areas often with difficult terrains. To the Company's knowledge, at this time there is no significant competition for this product directed to low density populations.

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

      LICENSING. In order to provide dispatch services, the Company does not need an FCC license if its customers are licensed by the FCC. To the extent that the Company operates its own systems in the 450-512 MHz band, it is subject to the same licensing and related requirements as its customers. Most licenses in the 450-512 MHz, 800 MHz and 900 MHz bands were granted for 5-year or 10-year terms. The FCC now grants all PMRS licenses for a 10-year term and all renewals are for a 10-year term. License renewals are generally pro forma, absent material licensee misconduct or failure to meet applicable construction and loading requirements. All licenses issued to the Company upon inception and all licenses issued to third parties, whose systems the Company manages in compliance with FCC requirements, began to expire after May 24, 1999. To date, all appropriate renewals for each such license have been granted by the FCC. While the FCC generally grants renewal of PMRS licenses in routine fashion, these licensees are not entitled to renewal expectancy. There can be no assurance that the FCC will continue its current renewal practices.

      Prior FCC approval is a prerequisite to any license assignment or to the transfer of control over a licensee. In certain instances, the FCC conditions the assignment of a license or transfer of control over a licensee upon meeting certain loading requirements. For its licensed systems, the Company believes that it is in material compliance with all applicable FCC rules, including any loading requirements.

      The ULS has been fully implemented. It has been and will continue to be beneficial to the Company because FCC application processing will be expedited and because companies will have more efficient access to industry data.

      SYSTEM CONSTRUCTION. Licensees in the 450-512 MHz, 800 MHz and 900 MHz bands are subject to certain deadlines for completing construction and commencing operation. If the licensee does not meet these deadlines and does not obtain an extension from the FCC, the license is subject to cancellation or modification. The FCC began auditing 450-512 MHz licensees in 2001 by requesting that licensees confirm, in writing, system construction in compliance with this requirement. The Company continually monitors compliance with FCC construction requirements. This ongoing review assists the Company in ensuring that it completes construction within the FCC's deadlines. The Company has submitted timely reports in response to the Commission's audit, confirming such compliance.

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

      SYSTEM OPERATION. Licensees in the 450-512 MHz, 800 MHz and 900 MHz bands are subject to certain technical and other operating requirements. If a licensee does not comply with these requirements, the FCC may impose a fine or, if the violations are substantial, the FCC may revoke its license. In addition, licensees in the 450-512 MHz band cannot allow their stations to discontinue operation for a continuous 12-month period. If a station is inoperable for this period, the FCC can cancel the license. As part of its audit referenced in "Regulation - System Construction," the FCC also has required licensee confirmation that its stations have been operating as required. For its licensed systems, the Company continually monitors its operations and believes that it is in material compliance with the FCC's requirements. The Company has submitted timely reports in response to the Commission's audit, confirming such compliance.

      INTERCONNECTION WITH PUBLIC SWITCHED NETWORK. Under the Communications Act, wireless communications operators can provide their customers with mobile radio services interconnected to the PSN. Because these operators have access to the local telephone carrier, subscribers communicate with non-subscribers. If the operator provides such interconnection to the PSN on a "for-profit" basis, the FCC likely will regulate the operator as a CMRS provider. The Company does not offer this interconnected service.

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

      OTHER FCC PROCEEDINGS. The FCC is considering other regulatory changes that could benefit the Company, such as imposing user fees, implementing further license auctions and relaxing requirements for trunked service. Management believes that these new proposed rules could make it easier for the Company to expand its footprint and scope of operations but at greater expense. In particular, if the FCC holds auctions in the 450-512 MHz band, the Company, as an established provider of services in this band, may be eligible to be granted exclusive license status in some of its markets. However, there can be no assurance that the proposed rules would be adopted, that the Company would be able to be granted exclusive licenses if they were made available, that the Company would be able to expand its footprint or that the Company would be successful in any FCC auction. Furthermore, the FCC has proposed a comprehensive set of rule changes that, if adopted, would re-align the 800 MHz band and would consolidate the 800 MHz and 900 MHz band Industrial and Business Pool channels into a single pool. It is uncertain at this time what impact, if any, those actions will have on the Company.

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

      SMR. The FCC has ruled that 800 MHz band SMR systems, to the extent possible, should be licensed on a wide-area basis and should be subject to auctions. Similar licensing requirements have been imposed upon 900 MHz band SMR licensees. In addition, certain limits on aggregate spectrum held by CMRS licensees, including SMR operators, have been imposed, but these limits were removed effective January 1, 2003. As a result of these changes, the Company believes that its licensed 800 MHz band systems may be attractive to prospective purchasers. However, the Company cannot predict what impact, if any, it could have on its business.

      New Allocations. The FCC has proposals pending from time to time seeking the allocation of additional spectrum for wireless communications services. For example, based on one of these proposals, the FCC recently reallocated spectrum in the 2 GHz band to provide a variety of new wireless services, including advanced "Third Generation" or "3G" services being deployed internationally. The Company cannot predict whether or when any such proposed allocation might be made or the extent to which any allocation of additional spectrum, such as the recently adopted reallocation of spectrum for 3G services, would affect the Company's existing operations or its opportunity to expand.

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

      Regulatory Developments. The FCC is considering regulatory changes that may affect the Company's businesses. These changes involve PMRS licensing and frequency coordination, including ongoing implementation of the Telecommunications Act of 1996, deployment of broadband wireless technology, implementation of "secondary market" spectrum transaction mechanisms to optimize usage and deployment of new, innovative technologies, and adoption of consumer obligations and public safety requirements. However, it is uncertain at this time what impact, if any, these changes could have on the Company's operations.

OPERATIONS

      The Company performs billing, maintenance of subscriber records and FCC licensing activities at its Woodlands, Texas headquarters.

      The Company's operations are divided into five business regions as follows: Houston, Dallas/Ft. Worth, Northern California, Chicago, and Washington D.C./Baltimore. The Company has centralized its operations at its corporate headquarters. The Vice President-Products and Services and the Products and Services Representative, North America are responsible for establishing and maintaining relationships with independent dealers to load the Company's systems as well as conduct mass marketing to introduce Talk 'N Track to the regions of the Company concentration. The Company is supporting specific dealers in each market that have qualified to become Master Dealers through marketing programs directed specifically to customers that will find vehicle tracking an enhancement to their business. The Company intends to expand its menu of solutions offered to customers through use of its trunked systems.

      Historically, the Vietnamese government has prohibited foreign investment in the communications sector. The Company has identified that communication solution opportunities exist in Vietnam and elsewhere in South and Southeast Asia. The Company pursued these opportunities based on preliminary studies that indicated the Company might be afforded the opportunity to install Wireless Local Loop products throughout Vietnam. A test system was operational and given preliminary approval by the Vietnamese government in 2001. Final testing and approval was achieved during 2002 and the Company's Wireless Local Loop product is available to be utilized throughout Vietnam. However, there are no assurances that the sale of the Company's WLL product will be successful.

      The Company has formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly owned subsidiaries to conduct the international operations, along with the newly licensed Champion Wireless Solutions (Vietnam) LTD, a Vietnam company formed for the assembly of the Wireless Local Loop product. The installation of WLL will facilitate telephony, fax and internet service for first time users in remote villages throughout Vietnam. Authority for resident offices was obtained in Vietnam during 2001 and Champion Vietnam Wireless B.V. has established offices in both Hanoi and Ho Chi Minh City. There is currently one employee in the Ho Chi Minh City office and four employees in the Hanoi office.

EMPLOYEES

      As of March 21, 2003, the Company employed 14 people on a full-time basis, in addition to the 5 employees in Vietnam. None of the Company's employees belong to a union.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases 5,702 square feet of office space in The Woodlands, Texas, a suburb of Houston, Texas, where its principal offices are located. The Company also leases two offices in Vietnam, one in Hanoi and another in Ho Chi Minh City totaling approximately 4,900 square feet.

      The Company leases antenna and repeater space on approximately 48 tower sites. Other than its leases on the Sears Tower in Chicago, Illinois, and Allied Tower in Houston, Texas, no one lease is material to the business of the Company. The leases are generally for terms of one to two years and month-to-month thereafter except as follows:

                    Location                            Lease Expiration
                    --------                            ----------------
                    Missouri City, TX                   February 2004
                    Splendora, TX                       March 2004
                    Falls Church, VA                    May 2004
                    Denton, TX                          October 2005
                    Chicago, IL                         December 2005
                    Willis, TX                          July 2006
                    McKinney, TX                        December 2007
                    Ho Chi Minh City, Vietnam           August 2004
                    Hanoi, Vietnam                      May 2007

ITEM 3. LEGAL PROCEEDINGS

      From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. On November 13, 1998, the FCC's Compliance and Information Bureau for the Chicago, Illinois region, issued a Notice of Violation ("Notice") to the Company, alleging that the Company operated the single-channel shared community repeater station WIM351 in violation of the FCC's rules. On November 25, 1998, the Company defended the allegations, and asserted that it operates in full compliance with the FCC's rules and policies. The Company has substantial defenses to the Notice based upon informal letters and other documents published by the FCC that appear to permit the practice at issue. The Company at this time is unable to predict the outcome and the FCC has not notified the Company of any pursuit of this matter. Although the proceeding involves a single community repeater station, an adverse decision in this proceeding could impact the Company's decentralized trunking operation nationwide.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is currently traded on the Canadian Venture Exchange and the U.S. OTC Bulletin Board. During the years ended December 31, 2001, and December 31, 2002, the high and low bid prices were as follows:

                                   U. S. OTC Bulletin Board         Canadian Venture Exchange
                                 (All amounts are in U.S. $)        (All amounts are in CDN $)
                                 ---------------------------        --------------------------

         Date                       High             Low              High              Low
         ----                       ----             ---              ----              ---
March 31, 2001                     $0.840           $0.840           $0.800            $0.800

June 30, 2001                      $0.550           $0.530           $0.800            $0.800

September 30, 2001                 $0.550           $0.520           $1.100            $1.050

December 31, 2001                  $0.640           $0.550           $0.710            $0.410

March 31, 2002                     $0.600           $0.600           $1.100            $1.100

June 30, 2002                      $0.620           $0.600           $0.350            $0.350

September 30, 2002                 $0.510           $0.450           $0.200            $0.200

December 31, 2002                  $0.600           $0.450           $0.800            $0.800

      The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.

      As of March 25, 2003, the Company's Common Stock was held by 104 stockholders of record.

      On January 30, 2003, the Board of Directors renewed authorization for the Company to purchase up to 300,000 shares of its own common stock representing approximately 5% of the issued and outstanding shares, plus additional shares in privately negotiated transactions with shareholders in the United States. As of March 25, 2003, the Company has repurchased 200,000 shares of its own common stock.

      On March 27, 2002, the Board of Directors approved by Unanimous Written Consent the redemption of 1,859,200 shares owned by David A. Terman, a major stockholder and former director and officer of the Company, and Highland Wireless Services, L.L.C., which is an entity controlled by David A. Terman. This transaction was completed on March 28, 2002.

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

      For information concerning recent sales of unregistered securities, see
Item 10, "Executive Compensation -- Outstanding Options." These transactions were exempt from registration under the Securities Act pursuant to Section 4(2), as not involving any public offering. At an appropriate time, the Company expects to file a registration statement on Form S-8 to register the transactions relating to the grant and exercise of these options. The following options were granted as additional compensation for employee and non-employee director services:

                                            No. of Options            Exercise
             Date of Grant                      Granted                Price
             -------------                      -------                -----
             January 3, 2001                     4,000                 $0.5625

             December 31, 2001                  55,000                 $0.6400

             January 25, 2002                   35,000                 $0.5500

             April 21, 2002                     20,000                 $0.6300

Information as of December 31, 2002 regarding equity compensation plans approved and not approved by shareholders is summarized in the following table:

                                                                                                       (C)
                                                                                                Number of Shares
                                                                                             Remaining Available for
                                                 (A)                        (B)               Future Issuance Under
                                       Number of Shares to be        Weighted Average          Equity Compensation
                                       Issued Upon Exercise of       Exercise Price of       Plans (Excluding Shares
Plan Category                            Outstanding Options        Outstanding Options      Reflected in Column A)
-------------                            -------------------        -------------------      ----------------------
Equity compensation plans
approved by shareholders                       320,000                      $1.04                    180,000

Equity compensation plans
not approved by
shareholders                                       N/A                        N/A                        N/A
                                               -------                      -----                    -------
TOTAL                                          320,000                      $1.04                    180,000
                                               =======                      =====                    =======

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

RESULTS OF OPERATIONS

      The primary operation of the Company is two-way radio dispatch communications, however, due to the relationship between the primary operations and spectrum, in past years the Company has been successful, on a sporadic basis to obtain and market spectrum frequencies at significant gross margins, supplemental to the primary business. These successes generated fluctuations in the Company's revenues and gross margin from year to year of a positive nature. Consequently, at the end of 2001 the Company made a calculated business decision to devote considerable resources to develop spectrum system sales as an additional business line. As a result of changes in the industry, brought about by recommendations to the FCC by Nextel in reallocating existing spectrum, the market for spectrum has dissipated. At the beginning of 2003, management eliminated the Spectrum Division.

      The Company also discontinued direct sales and marketing during 2002, relying upon dealers for the loading of its existing communication systems. As a result of the focus on the Spectrum Division's opportunities, emphasis was not placed on the communications infrastructure and dealer support waned. As a result, the Company lost considerable momentum in expanding the customer base on its communication systems during 2002.

      These events are reflected in the results of operations reported in this year's report.

      Vehicle tracking utilizing the Company's wireless communication's infrastructure is not new; however, it has advanced to the next level by combining the power of GPS with modern technology and internet availability. Talk 'N Track(TM) is a complete vehicle management system with audio capabilities. This is a powerful tool that provides companies with improved vehicle management and thus enhances profitability. The Company is showcasing this product in 2003 by authorizing Master Dealers in each market allowing the Champion staff to focus on marketing Talk 'N Track(TM) throughout its regions.

      Management anticipates that this premier product as well as the aforementioned elimination of the Spectrum Division and related expenses will have a significant impact in 2003 domestically.

      In 1999 representatives of the Company traveled to Vietnam and China to evaluate the dispatch communication market. Preliminary results indicated that the particular area of China visited revealed adequate dispatch communications. However, it was found that dispatch communication in Vietnam was almost non-existent.

      Continued research in Southeast Asia revealed the need for a standard product to provide wireless telephony, fax and internet service for low density populations.

      In late 1999, the Company contributed the SkyLink(TM) technology to a joint venture which installed the WLL system in the Cao Bang province, Vietnam. This system achieved preliminary acceptance in 2001 and final acceptance in 2002.

      In 2002, Champion purchased the SkyLink(TM) product line from SmarTrunk. Today, Champion SkyLinkTM WLL is a fully integrated low density WLL system. In December 2002 the Company was granted a 100% Foreign Owned Enterprise (FOE) by the Socialist Republic of Vietnam.

      Champion Wireless Solutions (Vietnam) Ltd. ("CWSV") is the first company to receive such distinction. The license allows for the manufacturing and assembly of communications equipment for local consumption and export. CWSV is currently negotiating with the state owned telephone company for the sale of the first assembled integrated SkyLink(TM) system. In addition, the Company will begin marketing the WLL product throughout the remainder of Asia in the second quarter 2003.

      Total revenues for 2002 were $3,893,000, a decrease of $6,781,000, or 64%, from 2001. Dispatch revenues decreased 20% from $4,587,000 in 2001 to $3,670,000 in 2002. This decrease reflects the reduction of revenues due to sales of 800 MHz SMR's and the sale and removal of non-strategic sites. Equipment and related sales decreased 85% from $752,000 in 2001 to $114,000 in 2002. This decrease is a result of the Company's discontinuance of direct equipment sales and service operations in favor of authorizing qualified, independent dealers to represent the Company. Radio rental revenues were down 52% from $181,000 for 2001 to $87,000 for 2002, due to competition from other dealers and the sale of the radio rental inventory in November 2002. Spectrum sales decreased from $5,154,000 in 2001 to $22,000 in 2002. There were minimal revenues from spectrum system sales in 2002 as compared with the closing with FCC consent, of several contracts in 2001.

      In the past, Company sales of spectrum were sporadic, however, in early 2002 a "white paper" was filed with the FCC by Nextel. This white paper addressed interference issues the Nextel system was inflicting upon various communication systems operated by public safety. The white paper suggested a rebanding of various 800 MHz frequencies between current holders. The details of this rebanding are currently being worked out. Consequently, the purchasing of 800 MHz spectrum has ceased until rebanding details are made known to all users. Thus, the Company saw the complete elimination of a Division's commercial activities. As a result, the decision was made in early 2003 to eliminate the Spectrum Division.

      Costs of sales decreased to $1,872,000 in 2002 from $4,372,000 in 2001. Dispatch costs and expenses were $2,073,000 for 2001 as compared with $1,753,000 for 2002, a decrease of 15% or $320,000. The decrease in dispatch costs is due to reduced tower rent and maintenance as a result of the sale and removal of non-strategic community repeaters. The costs of equipment sales and service decreased to $93,000 in 2002 from $687,000 in 2001 for a decrease of 86% due to the decrease in related sales. Rental expenses decreased $2,000 from 2001 to 2002 in relation to reduced revenues. Spectrum expenses were $17,000 in 2002 compared to $1,600,000 in 2001 corresponding to the decreased sales.

      Depreciation and amortization decreased to $707,000 in 2002 from $1,057,000 in 2001. The decrease of $350,000, or 33% from 2001 is attributed as follows: amortization decreased $141,000 due to customer lists and refarming license fees that were fully amortized in 2001 and 2002. The Company identified certain assets that were unlikely to have future benefit and accelerated the amortization in 2001. Depreciation expense decreased $209,000 due to sale of SMR's and rental radios, as well as the maturing of corporate furniture, fixtures and data processing equipment.

      General and administrative expenses decreased $551,000 to $3,043,000 for 2002 from $3,594,000 for 2001. The Company experienced significant savings from discontinuing the regional sales and service offices in favor of indirect equipment sales, in the amount of $928,000. International general and administrative costs increased $283,000 as a result of the exploration of international operations and establishing a company to assemble the WLL product in Vietnam. Corporate General and administrative expenses increased $94,000 due to international travel and legal expenses incurred.

      The Company recognized a net gain on the sale of communication equipment assets in 2001 of $2,580,000 as compared with a net gain of $590,000 in 2002. The decrease in 2002 is attributed to no significant asset purchase agreements being executed for the sale of selected communication assets.

      Interest income for 2002 was $40,000 as compared with $71,000 for 2001 due to reduced cash investments. Interest expense for the year ended December 31, 2001 was $7,000, a decrease of $37,000 from interest expense of $44,000 for 2001. This decrease in interest expense is primarily due to repayment of the Company's line of credit and reductions in equipment notes.

      The Company reported a net loss for 2002 of $805,000 as compared to net income of $3,011,000 for 2001, and a basic and diluted net income (loss) per common share for 2002 of ($0.17) compared with $0.49 for 2001. Net income in 2001 was primarily due to the sale of selected communication assets resulting in a net gain of $2,580,000.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2002, the Company had cash and cash equivalents of approximately $2,122,000 as compared to $4,584,000 at December 31, 2001. The decrease is primarily due to the repurchase of stock from David Terman in the first quarter and the purchase of the SkyLink(TM) firmware in May 2002.

      The working capital of the Company was $2,183,000 at December 31, 2002 as compared with $4,097,000 at December 31, 2001.

      Net cash used in operating activities was $890,000 for 2002 compared with net cash provided of $795,000 in 2001.

      Net cash provided by investing activities was $243,000 for 2002 as compared with $3,071,000 for 2001 reflecting the sale of selected communication assets resulting in a gain for the Company.

      Net cash used in financing activities was $1,814,000 in 2002 compared to $337,000 in 2001. Less cash was used in financing activities in 2002 as the Company has continued to reduce its outstanding debt. The Company utilized cash in 2002 to repurchase 1,859,200 shares owned by David A. Terman, a major stockholder and former director and officer, and Highland Wireless Services, L.L.C., an entity controlled by David A. Terman in a block transaction. The repurchase of the shares held by Mr. Terman and Highland Wireless Services, L.L.C. was approved by the Unanimous Written Consent of the Board of Directors on March 27, 2002. This transaction was completed on March 28, 2002. In addition, the Company has repurchased 167,500 shares of stock in its repurchase program as of December 31, 2002.

      The Company closed on several sales of licensed systems in the 800 MHz band during 2002 and 2001.

      As of December 31, 2002, the Company's current liabilities included $27,113 owed to one commercial lender with repayment terms of $3,529 for sixty months. This liability matures in August, 2003 and will be paid in full.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

            (a)   Inventory

                  The Company's inventory consists primarily of two-way radios, parts and accessories. The Company uses the average cost method of accounting for inventory and is recorded at the lower of cost or market. In connection with the discontinuation of direct sales, the Company is liquidating any remaining inventory.

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

            (d)   Revenue Recognition

                  The billing cycle for radio dispatch service until the fourth quarter 2001 was for three, six and twelve month intervals. The Company deferred amounts billed in advance and recognized revenue as the related services were provided. In November 2001 the Company began billing customers on a monthly basis and no longer carries significant deferred revenue.

NEW ACCOUNTING PRONOUNCEMENTS

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. We do not expect that adoption of this statement will have a material effect on the consolidated financial condition or results of operations of the Company.

            In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, the Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to be authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. The Company will apply this guidance prospectively.

            In June 2002, FASB issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS 146 will not have a significant effect on our consolidated financial statements.

            In December 2002, the FASB issued SFAS No 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendment to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the consolidated financial statements.

EFFECTS OF INFLATION

            The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's results of operations.

ITEM 7. FINANCIAL STATEMENTS

            (See Item 13).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            Information concerning Directors and Executive Officers of the Company is incorporated in reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 7, 2003. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers."

ITEM 10. EXECUTIVE COMPENSATION

            Information concerning Executive Compensation is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 7, 2003. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 7, 2003. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information concerning Certain Relationships and Related Transactions is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 7, 2003. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Certain Relationships and Related Transactions.

ITEM 13. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.

                                                                                                      Page
1.    Consolidated Financial Statements:

           Report of Independent Certified Public Accountants...................................       F-2

           Consolidated Balance Sheets, December 31, 2002 and 2001..............................       F-3

           Consolidated Statements of Operations, Years Ended
                       December 31, 2002 and 2001 ..............................................       F-4

           Consolidated Statements of Stockholders' Equity, Years Ended
                       December 31, 2002 and 2001...............................................       F-5

           Consolidated Statements of Cash Flows, Years Ended
                       December 31, 2002 and 2001...............................................       F-6

           Notes to Consolidated Financial Statements...........................................       F-7

2.    Exhibits:

                                                                                                INCORPORATED BY
NUMBER                          DESCRIPTION                                                       REFERENCE TO
------                          -----------                                                       ------------
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

10.1            Form of Indemnification Agreement between                       Exhibit 10.27 to the Registration Statement on
                officers and director of the Company and                        Form 10-SB effective February 13, 1997
                the Company.                                                     (File No. 0-29032)

10.2            Escrow Agreement dated July 29, 1996                            Exhibit 10.28 to the Registration Statement on
                between Albert F. Richmond, David A.                            Form 10-SB effective February 13, 1997
                Terman, Equity Transfer Services, Inc. and                       (File No. 0-29032)
                the Company.

10.3            Lease Agreement dated January 1, 2000,                          Exhibit 10.30 to the 10-KSB filed March 30, 2000
                between Woodlands office Equities 95                             (File No. 001-12565)
                Limited and the Company.

10.4*           Lease Amendment dated December 5, 2002
                between Woodstead-Grogan Operating
                Associates, L.P. and the Company

10.5*           Master Antenna Site Lease No. 130 dated
                February 1, 1999 between Pinnacle Towers,
                Inc. and the Company (Confidential)

24.1 Power of Attorney (included on signature page)

99.1*           Certification Pursuant to Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Filed herewith.

(b)   Reports on Form 8-K.

            None  filed during the last quarter of the period.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act. This terms refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

      We maintain a system of internal controls that is designed to provide reasonable assurance that our books and record accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 28th day of March, 2003.

CHAMPION COMMUNICATION SERVICES, INC.


By: /s/ Albert F. Richmond
   ------------------------------------------------------------
   Albert F. Richmond,
   Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY TO SIGN AMENDMENTS

            KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 2002, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.

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

             Signature                               Title                              Date
             ---------                               -----                              ----
   /s/ Albert F. Richmond                 Chairman of the Board,                   March 28, 2003
--------------------------------          Chief Executive Officer and President
Albert F. Richmond

   /s/ Pamela R. Cooper                   Chief Financial Officer, Treasurer,      March 28, 2003
--------------------------------          and Controller
Pamela R. Cooper

   /s/ Peter F. Dicks                     Director                                 March 28, 2003
--------------------------------
Peter F. Dicks

   /s/ James H. Grossman                  Director                                 March 28, 2003
--------------------------------
James H. Grossman

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Albert F. Richmond, certify that:

1. I have reviewed this annual report on Form 10-KSB of Champion Communication Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                           /s/ ALBERT F. RICHMOND
                                                -----------------------
                                                Albert F. Richmond,
                                                Chief Executive Officer

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Pamela R. Cooper, certify that:

1. I have reviewed this annual report on Form 10-KSB of Champion Communication Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                                     /s/ PAMELA R. COOPER
                                                         -----------------------
                                                         Pamela R. Cooper
                                                         Chief Financial Officer

                                                                                                             Page
Consolidated Financial Statements:

         Report of Independent Certified Public Accountants............................................      F-2

         Consolidated Balance Sheets, December 31, 2002 and 2001.......................................      F-3

         Consolidated Statements of Operations, Years Ended December 31, 2002 and 2001 ................      F-4

         Consolidated Statements of Stockholders' Equity, Years Ended
                  December 31, 2002 and 2001...........................................................      F-5

         Consolidated Statements of Cash Flows, Years Ended December 31, 2002 and 2001.................      F-6

         Notes to Consolidated Financial Statements....................................................      F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Champion Communication Services, Inc.

We have audited the accompanying consolidated balance sheets of Champion Communication Services, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO SEIDMAN, LLP
Houston, Texas
March 14, 2003

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

ASSETS                                                                              2002              2001
                                                                                 -----------       -----------
Current Assets
      Cash and cash equivalents                                                  $ 2,121,658       $ 4,583,549
      Accounts receivable, net of allowance for doubtful accounts of
          $24,066 and $87,189                                                        248,967           277,444
      Notes receivable                                                                    --
      Inventories                                                                    188,750           140,677
      Refundable income taxes                                                        238,000                --
      Prepaid expenses and other                                                      93,374           273,258
                                                                                 -----------       -----------
         Total Current Assets                                                      2,890,749         5,274,928
                                                                                 -----------       -----------

Communications equipment and related assets, net                                     924,278         1,396,190
Notes receivable, long-term, net                                                          --
Deferred taxes                                                                        56,000            86,000
Other assets, net of amortization of $816,744 and $981,707, respectively             861,416           861,128
                                                                                 -----------       -----------

                                                                                 $ 4,732,443       $ 7,618,246
                                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Note payable to bank                                                       $        --       $   100,000
      Accounts payable                                                               164,139           236,000
      Accrued expenses                                                               493,863           629,450
      License sales deposits                                                           2,000            50,000
      Deferred revenue                                                                    --             4,812
      Current maturities of notes payable                                             47,520           157,991
                                                                                 -----------       -----------

         Total Current Liabilities                                                   707,522         1,178,253
                                                                                 -----------       -----------

Long-Term Liabilities
        Notes payable                                                                     --            27,113
        Customer deposits                                                              2,077             8,936
                                                                                 -----------       -----------

         Total Long-Term Liabilities                                                   2,077            36,049
                                                                                 -----------       -----------

Stockholders' Equity
        Common stock, $0.01 par value, 20,000,000 shares authorized,
          6,201,690 shares issued and 4,154,851 outstanding at December 31,
          2002 and 6,201,690 shares issued and 6,170,225 outstanding at
          December 31, 2001                                                           62,017            62,017
       Additional paid-in capital                                                  5,226,703         5,226,234
       Treasury stock, 2,046,839 shares at December 31, 2002 and 31,465
       shares at December 31, 2001, at cost                                       (1,595,588)          (18,611)
       Retained earnings                                                             329,712         1,134,304
                                                                                 -----------       -----------

Total Stockholders' Equity                                                         4,022,844         6,403,944
                                                                                 -----------       -----------

                                                                                 $ 4,732,443       $ 7,618,246
                                                                                 ===========       ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2002 and 2001

                                                        2002               2001
                                                     -----------       ------------
Revenues
    Dispatch communications                          $ 3,670,097       $  4,587,163
    Equipment sales and service                          113,964            751,935
    Rental                                                87,345            181,472
    Spectrum sales and fees                               21,956          5,153,905
                                                     -----------       ------------

        Total Revenues                                 3,893,362         10,674,475
                                                     -----------       ------------

Operating expenses:
    Cost of sales:
      Dispatch communications                          1,753,523          2,072,801
      Equipment sales and service                         93,169            687,498
      Rental                                               8,606             11,301
      Spectrum sales and fees                             16,906          1,600,167
                                                     -----------       ------------

        Total Cost of Sales                            1,872,204          4,371,767
                                                     -----------       ------------
        Gross Margin                                   2,021,158          6,302,708

    Provision for doubtful accounts                           --            102,000
    Depreciation and amortization                        706,668          1,057,396

    General and administrative expenses                3,043,299          3,594,231
                                                     -----------       ------------

    Net gain  on disposal/sale of fixed assets           590,465          2,580,155

      Operating Income (Loss)                         (1,138,344)         4,129,236
                                                     -----------       ------------

Other income (expenses):
    Interest income                                       39,592             70,637
    Interest expense                                      (6,850)           (44,485)
                                                     -----------       ------------

Income (loss) before income taxes                     (1,105,602)         4,155,388

Income tax expense (benefit)                            (301,010)         1,144,000
                                                     -----------       ------------

Net income (loss)                                      ($804,592)      $  3,011,388
                                                     ===========       ============

Weighted average common shares
    outstanding                                        4,672,588          6,180,852
                                                     ===========       ============

Basic net income (loss) per common share             $     (0.17)      $       0.49
                                                     ===========       ============

Diluted net income (loss) per common share           $     (0.17)      $       0.49
                                                     ===========       ============

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2001

                                                                    Additional                         Retained            Total
                                         Common        Common        paid-in         Treasury          earnings        stockholders'
                                      stock shares      stock        capital           stock           (deficit)           equity
                                      ------------     -------      ----------      -----------      ------------       -----------
Balance at December 31, 2000            6,201,690      $62,017      $5,226,234      $    (4,704)      $(1,877,084)      $ 3,406,463

Purchase of treasury stock                     --           --              --          (13,907)               --           (13,907)

Net income for 2001                            --           --              --               --         3,011,388         3,011,388
                                        ---------      -------      ----------      -----------       -----------       -----------

Balance at December 31, 2001            6,201,690       62,017       5,226,234          (18,611)        1,134,304         6,403,944
                                        ---------      -------      ----------      -----------       -----------       -----------

Purchase of treasury stock                     --           --              --        1,597,155                --         1,597,155

Reissuance of treasury stock                   --           --             469           20,178                --            20,647

Net loss for 2002                              --           --              --               --          (804,592)         (804,592)
                                        ---------      -------      ----------      -----------       -----------       -----------

Balance at December 31, 2002            6,201,690      $62,017      $5,226,703      $(1,595,588)      $   329,712       $ 4,022,844
                                        =========      =======      ==========      ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001

                                                                                                       2002                 2001
                                                                                                   -----------          -----------
Cash flows from operating activities:
    Net income (loss)                                                                              $  (804,592)         $ 3,011,388
    Adjustments to reconcile net income (loss) to
      Net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                    706,668            1,057,396
      Bad debt expense (write off)                                                                     (63,123)             102,000
      Gain on disposal/sale of fixed and other assets                                                 (590,465)          (2,580,155)
        Deferred taxes                                                                                  30,000              129,000
      Change in assets and liabilities:
        Accounts receivable                                                                            178,878              137,169
        Refundable income taxes                                                                       (238,000)                  --
        Inventory                                                                                      (22,621)             403,617
        Prepaid expenses                                                                               179,884             (101,173)
        Accounts payable                                                                               (71,861)            (159,328)
        Accrued expenses                                                                              (135,587)              18,132
        License sales and customer deposits                                                            (54,859)            (999,305)
        Deferred revenue                                                                                (4,812)            (223,451)
                                                                                                   -----------          -----------
          Net cash provided by (used in) operating activities                                         (890,490)             795,290
                                                                                                   -----------          -----------
Cash flows from investing activities:
    Collections of notes receivable                                                                         --               22,325
    Purchases of fixed and other assets                                                               (579,917)            (255,251)
    Proceeds from sale fixed and other assets                                                          822,608            3,304,054
                                                                                                   -----------          -----------
          Net cash provided by investing activities                                                    242,691            3,071,128
                                                                                                   -----------          -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                                                                 --               62,970
    Repayment of notes payable                                                                        (237,584)            (385,583)

    Purchase of treasury stock, net of issuances                                                    (1,576,508)             (13,907)
                                                                                                   -----------          -----------
          Net cash used in financing activities                                                     (1,814,092)            (336,520)
                                                                                                   -----------          -----------

Increase (decrease) in cash and cash equivalents                                                    (2,461,891)           3,529,898

Cash and cash equivalents at beginning of year                                                       4,583,549            1,053,651
                                                                                                   -----------          -----------

Cash and cash equivalents at end of year                                                           $ 2,121,658          $ 4,583,549
                                                                                                   ===========          ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
    Taxes                                                                                          $   163,919          $ 1,009,073
                                                                                                   ===========          ===========
    Interest                                                                                       $     8,421          $    42,487
                                                                                                   ===========          ===========
    Non-cash transactions:
    Transfer of property and equipment and intangible assets to/(from) inventory                   $    25,452          $    (5,329)
                                                                                                   ===========          ===========
    Equipment acquired from note receivable settlement                                                      --          $   111,508
                                                                                                                        ===========
    Equipment sold in exchange for other assets                                                    $    87,278          $    71,103
                                                                                                   ===========          ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

(1)   Summary of Significant Accounting Policies

      (a)   Description of Business

                  Champion Communication Services, Inc. (the Company) is a
            provider of high powered community repeater dispatch services operating within the 450 - 512 MHz and 800 MHz frequency band in the United States. The Company's customers consist primarily of business and government agencies located in both metropolitan and rural geographic regions. The Company provides customers with dispatch airtime and data transmission service.

                  To pursue international business opportunities, the Company formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly owned subsidiaries. Authority for resident offices was obtained in Vietnam during 2001 and Champion Vietnam Wireless B.V. has established offices in both Hanoi and Ho Chi Minh City. On December 16, 2002, an investment license was granted for Champion Wireless Solutions (Vietnam), Ltd.

      (b)   Organization and Basis of Presentation

                  The Company has raised equity capital through the issuance of common stock and warrants, which expired during 1998, to the public sector in the United States and Canada. Accordingly, its securities are registered with the Securities and Exchange Commission in the U.S. and listed on the Canadian Venture Exchange.

                  The consolidated financial statements include the accounts of
            Champion Communication Services, Inc. and its wholly-owned subsidiaries, Champion Wireless International B.V., Champion Vietnam Wireless B.V., Champion Wireless Solutions (Vietnam), Ltd and Champion Wireless Systems International N.V. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      (d)   Allowance for Doubtful Accounts

                  The Company recognizes an allowance for doubtful accounts
            equivalent to an estimate of account balances that may prove to be uncollectible upon historical experience and assessment of the general financial conditions affecting the aged receivable base. In addition, specifically identified amounts that Management believes to be uncollectible are recorded in the allowance for doubtful accounts. If actual collections indicate fluctuations, revisions to the allowance may be required. There is a limited number of customers that may have a large amount due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

      (e)   Inventory

                  The Company's inventory consists primarily of two-way radios, parts and accessories. The Company uses the average cost method of accounting for inventory and is recorded at the lower of cost or market. In connection with the discontinuation of direct sales the Company is liquidating any remaining inventory.

      (f)   Communications Equipment and Related Assets

                  Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

      (g)   Other Assets

                  Fees associated with obtaining Federal Communication
            Commission (FCC) licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Licenses that are used by the Company are capitalized and amortized under the straight-line method for five years. Amortization of fees paid for refarming and offset filings have been accelerated to be fully amortized and retired at December 31, 2002.

      (h)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
            Of

                  Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets as of December 31, 2002 and 2001 indicated there was no impairment to these assets' carrying values.

      (i)   Accrued Expenses

                  Accrued expenses consist primarily of accrued tower rents
            totaling $245,000 and $235,000 at December 31, 2002 and 2001,
            respectively.

      (j)   Income Taxes

                  In accordance with the liability method under accounting
            principles generally accepted in the United States of America, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets which management considers likely to be unrealized.

      (k)   Fair Value of Financial Instruments

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

      (l)   Stock Option Plan

                  Statement of Financial Accounting Standards (SFAS) No. 123,
            "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25, in which no compensation expense is recognized for employee stock option if there is no intrinsic value at the date of the grant, and to provide the pro forma disclosure provisions of SFAS No. 123 (See
            Note 9).

      (m)   Treasury Stock

                  The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

      (n)   Revenue Recognition

                  The billing cycle for radio dispatch service until the fourth quarter 2001 was for three, six and twelve month intervals. The Company deferred amounts billed in advance and recognized revenue as the related services were provided. In November 2001 the Company began billing all customers on a monthly basis and will no longer carry deferred revenue as of December 31, 2002. Upon the sale of licenses, cost is relieved based on actual cost.

      (o)   Net Income (Loss) Per Common Share

                  For the years ended December 31, 2002 and 2001, the weighted average number of common shares outstanding was 4,672,588 and 6,180,852, respectively. In calculating EPS for the year ended December 31, 2002, options to purchase 320,000 shares of common stock at exercise prices ranging from $0.50 to $2.75 were not included because the potential shares were considered anti-dilutive due to the Company's reported loss. In calculating diluted EPS for the year ended December 31, 2001, options to purchase 7,000 shares of common stock at exercise prices ranging from $0.50 to $0.5625 were included in the computation of diluted EPS. Options to purchase 296,000 shares at exercise prices ranging from $0.64 to $2.75 were not included in the December 31, 2001 calculation of diluted EPS because the Company's average stock price during 2001 was $0.62.

      (p)   Use of Estimates

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

      (q) Differences Between Generally Accepted Accounting Principles in the United States and Canada

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

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies, (continued)

      (r)   Reclassifications

                  Certain balances as of and for the year ended December 31,
            2001 have been reclassified to conform with the current year presentation.

      (s)   New Accounting Pronouncements

                  In June 2001, the FASB issued SFAS No. 143, "Accounting for
            Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The Company believes the adoption of SFAS No. 143 will not have a material effect on the financial condition or results of operations of the Company.

                  In April 2002, the FASB issued SFAS No. 145, Rescission of
            FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, the Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to be authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. The Company will apply this guidance prospectively.

                  In June 2002, the FASB issued SFAS No 146, Accounting for
            Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (ETIF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 202. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under ETIF No. 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company believes the adoption of SFAS No. 146 will not have a material effect on the financial condition or results of operations of the Company.

                  In December 2002, the FASB issued SFAS No 148 "Accounting for
            Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendment to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the consolidated financial statements. The Company has elected to continue to apply the intrinsic value method of accounting.

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)   Accounts Receivable and Allowance for Doubtful Accounts

            Accounts receivable are customer obligations due under normal trade terms. The Company provides services principally to businesses and government agencies involved in a variety of industries that typically benefit from fleet communication and data transmission in the Company's operating areas. Management monitors the credit performance of customers' financial conditions. Although collateral is generally not required, prepayment may be required from selected customers in certain circumstances.

      Management reviews accounts receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Accounts receivable balances that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes that the allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

(3)   Concentration of Credit Risk

            The Company maintains cash deposits predominantly in U.S. banks, which, from time to time, exceed the amount of depositors insurance available. Management assesses the financial condition of these banks and believes that the possibility of any credit loss is minimal. The Company extends credit to its customers located in the U.S. and Vietnam and considers there to be no concentration of credit risk.

(4)   Note Receivable

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

(5)   Communication Equipment and Related Assets

            Communication equipment and related assets at December 31, 2002 and 2001 are comprised of the following:

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     December 31, 2002
                                                                      --------------------------------------------------
                                                  Asset                                   Accumulated             Net
                                                   Life                  Cost            Depreciation           Balance
                                                   ----                  ----            ------------           -------
Base station and related equipment              5 - 10 years          $1,794,396          $  953,820          $  840,576
Other furniture, data processing and
communications equipment                        2 - 5 years              396,604             312,902              83,702
                                                                      ----------          ----------          ----------

                                                                      $2,191,000          $1,266,722          $  924,278
                                                                      ==========          ==========          ==========

                                                                                      December 31, 2001
                                                                      --------------------------------------------------

                                                  Asset                                   Accumulated             Net
                                                   Life                  Cost            Depreciation           Balance
                                                   ----                  ----            ------------           -------
Base station and related equipment              5 - 10 years          $2,383,172          $1,133,815          $1,249,357
Rental radio equipment                          2 - 5 years              619,269             538,720              80,549
Other furniture, data processing and
communications equipment                        2 - 5 years              694,228             627,944              66,284
                                                                      ----------          ----------          ----------

                                                                      $3,696,669          $2,300,479          $1,396,190
                                                                      ==========          ==========          ==========

            During the year ended December 31, 2002, communication equipment, rental radios and other assets with a net book value of approximately $147,000 were sold resulting in a gain of approximately $675,000. In addition, the Company disposed of communication equipment and other assets with a net book value of approximately $85,000, decreasing total net gain to approximately $590,000 for the year ended December 31, 2002. During the year ended December 31, 2001, communication equipment and other assets with a net book value of approximately $492,000 were sold resulting in a gain of approximately $2,849,000. In addition, the Company disposed of communication equipment and other assets with a net book value of approximately $269,000 reducing the total net gain to approximately $2,580,000 for the year ended December 31, 2001.

(6)   Notes Payable

            At December 31, 2002 and 2001, notes payable consisted of the following:

                                                                                               2002             2001
                                                                                               ----             ----
            Revolving note payable to a bank with a maximum credit line of
            $100,000, bearing interest at the prime rate plus three-fourths of
            one percent per annum was paid in 2002.                                          $     --         $ 100,000
                                                                                             ========         =========
            Installment note payable due in monthly payments of $3,529, at interest rates of 11.0%. This note matures in 2003 and is
            collateralized by communication equipment                                        $ 27,113         $  70,017

            Note payable due in monthly payments of interest at 6% was paid
            in 2002.                                                                         $     --         $  75,000
                                                                                             ========         =========

            Other                                                                              20,407            40,087
                                                                                             --------         ---------
            Total notes payable                                                                47,520           185,104
            Less current maturities                                                           (47,520)         (157,991)
                                                                                             --------         ---------
                                                                                             $     --         $  27,113
                                                                                             ========         =========

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7)   Income Taxes

            The provision for income taxes (benefit) consisted of the following for the years ended December 31, 2002 and 2001:

                                                                       2002           2001
                                                                       ----           ----
                    Current:
                  Federal                                           ($263,467)     $  851,000
                  State                                               (67,543)        164,000
                    Deferred                                           30,000         129,000
                                                                    ---------      ----------

                  Net Income Tax Expense (Benefit)                  ($301,010)     $1,144,000
                                                                    =========      ==========

            For the years ended December 31, 2002 and 2001, the Company's effective income tax rate differed from the statutory tax rate as follows:

                                                                       2002       2001
                                                                       ----       ----
                  Federal statutory tax rate                           (34)%       34%
                  State income tax rate                                 (6)         4
                  Non-deductible expenses                               17          3
                  Change in valuation allowance                         --          5
                  Utilization of net operating losses and credits       --        (18)
                  Other                                                 (3)
                                                                       ---        ---
                  Effective tax rate                                   (26)%       28%
                                                                       ===        ===

            As of December 31, 2002 and 2001, deferred tax assets and liabilities were as follows:

                                                                        2002            2001
                                                                        ----            ----
Allowance for doubtful accounts                                       $    --        $ 30,000
                                                                      -------
     Total deferred tax liabilities                                        --        $(30,000)
                                                                      -------        --------

Allowance for doubtful accounts                                         8,000              --
Communications equipment                                               48,000         116,000

     Total deferred tax assets                                         56,000        $116,000
                                                                      -------        --------

     Net deferred tax assets                                          $56,000        $ 86,000
                                                                      =======        ========

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)   Income Taxes, (continued)

            The Company had a net operating loss carry forward of approximately $1,781,000 as of December 31, 2000, which the Company applied to its taxable income for 2001. The Company had $70,590 in alternative minimum tax carry forwards as of December 31, 2000, which the Company also applied to its taxable income for 2001.

(8)   Stockholders' Equity

            Of the 4,154,851 outstanding shares of common stock at December 31, 2002, 1,555,200 shares owned by the chief executive officer and president of the Company had been placed in escrow, in connection with the Company's initial public offering in Canada in 1996. Seventy percent of the securities were released from escrow during the period 1997 through 2000, and the remaining thirty percent were released on April 29, 2001.

            During the year ended December 31, 2002, the Company issued 32,261 shares at $0.63 per share in connection with the Company contribution to match employee's participation in the Company's 401(K) plan. No shares were issued during the year ended December 31, 2001.

            During the year ended December 31, 2002 and 2001, the Company acquired, to be held in treasury stock, 2,047,635 and 25,193 shares of its common stock at prices averaging $0.78 per share and $0.55 per share, respectively.

(9)   Stock Options

            In 1996, the Company adopted the "1996 Incentive Plan" (the Plan) to provide incentive options, non-statutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees prior to August 1, 2000, vest and become fully exercisable after a range of two to six years from the date of grant. For options granted to employees after August 1, 2000, twenty-five percent (25%) vest and become exercisable immediately and twenty-five percent (25%) vest and become exercisable in each of the three following years. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 2002 and 2001, there were 180,000 and 197,000 additional shares, respectively, available for grant under the Plan.

            During 2001, the Company granted options to purchase 59,000 shares of common stock to employees and directors of the Company. The per share weighted-average value of stock options granted during 2001 was $0.36, on the date of grant, using the Black-Scholes option model with the following assumptions: weighted-average risk-free interest rate of 4.0%, weighted-average expected life of three years, weighted-average expected volatility of 85%, and no expected dividend yield.

            During 2002, the Company granted options to purchase 55,000 shares of common stock to employees and directors of the Company. The per share weighted-average value of stock options granted during 2002 was $0.63, on the date of grant, using the Black Scholes option model with the following assumptions: weighted-average risk-free interest rate of 4.0%, weighted-average expected life of three years, weighted-average expected volatility of 85%, and no expected dividend yield.

            The Company applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements for the years ended December 31, 2002 and 2001. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   Stock Options, (continued)

                                                                   2002          2001
                                                                   ----          ----
        Net income (loss), as reported                          $(804,592)    $ 3,011,388

        Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards, net of related tax
          effects                                                 (16,592)        (11,630)

        Pro Forma net income (loss)                             $(821,184)    $(2,999,758)
                                                                =========     ===========
        Net income (loss) per share, basic and diluted

        As reported                                             $   (0.17)    $      0.49
        Pro forma                                               $   (0.17)    $      0.49
                                                                ---------     -----------

            The following table summarizes the information about the stock options as of December 31, 2002:

                                                                    Weighted
                                  Number           Weighted          Average           Number           Weighted
          Range of             Outstanding         Average          Remaining       Exercisable          Average
          Exercise                  at             Exercise      Contracted Life         at             Exercise
           Price                 12/31/02            Price           (Years)          12/31/02            Price
         ----------            -----------         --------      ---------------    -----------         --------
            $0.50                   1,500            $0.50             7.00              1,500            $0.50

             0.55                  35,000             0.55             9.07              8,750             0.55

             0.56                   2,000             0.56             8.01              2,000             0.56

             0.63                  20,000             0.63             9.30             20,000             0.63

             0.64                  45,000             0.64             9.00             27,500             0.64

             0.88                 100,000             0.88             6.33             25,000             0.88

             1.00                  24,500             1.00             5.85             18,000             1.00

             1.16                  15,000             1.16             5.28              7,500             1.16

             1.25                  11,500             1.25             5.46              6,500             1.25

             2.00                  32,000             2.00             3.43             32,000             2.00

             2.22                  32,000             2.22             3.68             24,000             2.22

             2.75                   1,500             2.75             4.00              1,500             2.75
         -----------              -------                                              -------

         $0.50-$2.75              320,000            $1.04             6.53            174,250            $1.23
         ===========              =======                                              =======

                                               Number of          Weighted-average
                                               Options             exercise price
                                               ---------          ----------------
         Balance at December 2000               277,000               $   1.34
              Granted                            59,000                   0.63
              Forfeited                         (33,000)                  1.46
                                                -------               --------

         Balance at December 2001               303,000                   1.19
              Granted                            55,000                   0.58
              Forfeited                         (38,000)                  1.20
                                                -------               --------

         Balance at December 2002               320,000               $   1.04
                                                =======               ========

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   Stock Options, (continued)

            At December 31, 2002 and 2001, the number of options exercisable under the Plan was 174,250 and 136,750, respectively, and the weighted-average exercise price of these options was $1.23 and $1.35, respectively.

(10)  401(k) Plan

            In January 1996, the Company adopted a 401(k) Plan (the "401(k) Plan") under which all employees of the Company who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. The Company may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors elected to match the 2002 and 2001 contributions by 100%. Such contributions amounted to $43,690 and $48,142 for the years ended December 31, 2002 and 2001, respectively.

(11)  Commitments and Contingencies

      Lease Commitments

            At December 31, 2002 the Company had commitments under non-cancelable operating lease agreements for the rental of office and tower space. Future minimum rental payments due under the leases are:

                      2003        $   448,504
                      2004            348,925
                      2005            300,292
                      2006             61,267
                      2007             41,487
                                  -----------

                                  $ 1,200,475
                                  ===========

            During the year ended December 31, 2002 the Company incurred $178,457 in office rental expense and $1,315,870 in tower rental expense. During the year ended December 31, 2001 the Company incurred $219,082 in office rental expense and $1,623,112 in tower rental expense.

      Legal Proceedings

            From time to time, the Company is involved in discussions relating to various claims arising in the ordinary course of business. Management has reviewed these claims with legal counsel and believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.

(12)  Segment Reporting

            The Company has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam. The accounting policies of the segments are the same as described in the summary of significant accounting policies. All intercompany transactions between segments have been eliminated. The Company's international operations prior to 2002 had been minimal with no revenues.

            The Company acquired the SkyLink(TM) product line to enhance its sale of Wireless Local Loop products in 2002. This product is designed to provide wireless telephony, fax and internet service to sparsely populated areas with difficult terrains. Revenues for 2002 were $22,000 all of which were generated from third parties.

            Segment results for the periods ended December 31, 2002 and 2001 are as follows:

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 United States         International         Consolidated
                                                 -------------         -------------         ------------
         December 31, 2002
             Revenues                             $ 3,871,452            $  21,910            $ 3,893,362
             Pretax income (loss)                    (584,032)            (521,570)            (1,105,602)
             Depreciation /Amortization               645,546               61,122                706,668
         Interest
             Revenue                                   68,926                    6
             Expense                                   (6,850)             (29,340)
                                                  -----------            ---------

             Net                                       62,076              (29,335)                32,741
                                                  ===========            =========            ===========
         Total assets                               4,208,785              523,658              4,732,443

         December 31, 2001
             Revenues                             $10,674,475                   --            $10,674,475
             Pretax income (loss)                   4,299,098             (143,710)             4,155,388
             Depreciation/Amortization              1,051,952                5,444              1,057,396
         Interest
             Revenue                                   70,601                   36
             Expense                                  (44,485)                  --
                                                  -----------            ---------
             Net                                       26,116                   36                 26,152
                                                  ===========            =========            ===========

             Total assets                           7,539,504               78,742              7,618,246

(13)  Other Asset Acquisition

      A subsidiary of the Company acquired all of the assets and intellectual property rights for the SkyLink Wireless Local Loop ("WLL") products during the second quarter of 2002 for its international operations. SkyLink WLL system provides fixed wireless telephone service for voice, fax and modem applications and is a cost-effective way to provide telephone service in developing countries and rural areas that lack adequate fixed wireline infrastructure. The Company intends, with proper approval, to assemble the SkyLink integrated WLL systems in Vietnam.

(14)  Subsequent Events

      On January 30, 2003, the Board of Directors renewed authorization for the Company to purchase up to 300,000 shares of its own common stock representing approximately 5% of the issued and outstanding shares, plus additional shares in privately negotiated transactions with shareholders in the United States.

                                 EXHIBIT INDEX

                                                                                                Incorporated by
NUMBER                          DESCRIPTION                                                       Reference to
------                          -----------                                                       ------------
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

10.1            Form of Indemnification Agreement between                       Exhibit 10.27 to the Registration Statement on
                officers and director of the Company and                        Form 10-SB effective February 13, 1997
                the Company.                                                     (File No. 0-29032)

10.2            Escrow Agreement dated July 29, 1996                            Exhibit 10.28 to the Registration Statement on
                between Albert F. Richmond, David A.                            Form 10-SB effective February 13, 1997
                Terman, Equity Transfer Services, Inc. and                       (File No. 0-29032)
                the Company.

10.3             Lease Agreement dated January 1, 2000,                         Exhibit 10.30 to the 10-KSB filed March 30, 2000
                between Woodlands office Equities 95                             (File No. 001-12565)
                Limited and the Company.

10.4*           Lease Amendment dated December 5, 2002
                between Woodstead-Grogan Operating
                Associates, L.P. and the Company

10.5*           Master Antenna Site Lease No. 130 dated
                February 1, 1999 between Pinnacle Towers,
                Inc. and the Company (Confidential)

24.1 Power of Attorney (included on signature page)

99.1* Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.