Form 10QSB
period 2003-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2003-05-15
CIK 1028921

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2003


    [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________


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

As of April 30, 2003, there were 4,079,351 shares of common stock, $0.01 par value, of the registrant outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes [ ]   No [X]
================================================================================

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets -
             March 31, 2003 and December 31, 2002 (audited).............      1

             Consolidated Statements of Operations -
             Three Months Ended March 31, 2003 and 2002 and
             Year Ended December 31, 2002 (audited).....................      2

             Consolidated Statements of Stockholders' Equity -
             Three Months Ended March 31, 2003 and
             Year Ended December 31, 2002 (audited).....................      3

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2003 and 2002 and
             Year Ended December 31, 2002 (audited).....................      4

             Notes to Consolidated Financial Statements.................      5

             Consolidated Earnings Per Share Computations -
             Three Months Ended March 31, 2003 and 2002 and
             Year Ended December 31, 2002 (audited).....................      9

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............     10

     Item 3. Controls and Procedures....................................     12

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K...........................     13


 SIGNATURES.............................................................     14

Certification by Albert F. Richmond Pursuant to
  Securities Act Rule 13a-14............................................     15

Certification by Pamela R. Cooper Pursuant to
  Securities Act Rule 13a-14............................................     16

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     At March 31, 2003 and December 31, 2002

                                                                                     March 31,      December 31,
ASSETS                                                                                 2003             2002
                                                                                   -----------      -----------
                                                                                   (unaudited)       (audited)
Current Assets
      Cash and cash equivalents                                                    $ 1,679,013      $ 2,121,658
      Accounts receivable, net of allowance for doubtful accounts of
          $28,148 at March 31, 2003 and $24,066 at December 31, 2002                   235,743          248,967
      Inventories                                                                      209,171          188,750
      Refundable income taxes                                                          238,000          238,000
      Prepaid expenses and other                                                       184,836           93,374
                                                                                   -----------      -----------
         Total Current Assets                                                        2,546,763        2,890,749
                                                                                   -----------      -----------

Communications equipment and related assets, net                                       892,608          924,278
Deferred income taxes                                                                  105,000           56,000
Other assets, net of amortization of $892,870 at March 31, 2003 and
  $816,744 at December 31, 2002                                                        782,536          861,416
                                                                                   -----------      -----------
                                                                                   $ 4,326,907      $ 4,732,443
                                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                             $   162,221      $   164,139
      Accrued expenses                                                                 448,351          493,863
      License sales deposits                                                              --              2,000
      Current maturities of notes payable                                               30,477           47,520
                                                                                   -----------      -----------
         Total Current Liabilities                                                     641,049          707,522
                                                                                   -----------      -----------
Long-Term Liabilities
        Customer deposits                                                                2,077            2,077
                                                                                   -----------      -----------
         Total Long-Term Liabilities                                                     2,077            2,077
                                                                                   -----------      -----------

Stockholders' Equity
       Common stock, $0.01 par value, 20,000,000 shares authorized, 6,201,690 shares issued and 4,119,351 outstanding at March 31, 2003 and
         6,201,690 shares issued and 4,154,851 outstanding at
         December 31, 2002                                                              62,017           62,017
       Additional paid-in capital                                                    5,226,423        5,226,703
       Treasury stock, 2,082,339 shares at March  31, 2003 and 2,046,839
       shares at December 31, 2002, at cost                                         (1,617,919)      (1,595,588)
       Retained earnings                                                                13,260          329,712
                                                                                   -----------      -----------
Total Stockholders' Equity                                                           3,683,781        4,022,844
                                                                                   -----------      -----------
                                                                                   $ 4,326,907      $ 4,732,443
                                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2003 and 2002 and
                      For the Year Ended December 31, 2002

                                                                      March 31,               December 31,
                                                                2003             2002             2002
                                                            ----------------------------      -----------
                                                                     (unaudited)               (audited)
Revenues
    Dispatch communications                                 $   810,619      $   991,955      $ 3,670,097
    Equipment sales and service                                   4,263           27,290          113,964
    Rental                                                         --             37,264           87,345
    Spectrum sales and fees                                       1,730            8,656           21,956
                                                            -----------      -----------      -----------

        Total Revenues                                      $   816,612      $ 1,065,165      $ 3,893,362
                                                            -----------      -----------      -----------
Operating expenses:
    Cost of sales:
      Dispatch communications                                   431,440          449,377        1,753,523
      Equipment sales and service                                 8,708           25,085           93,169
      Rental                                                       --                597            8,606
      Spectrum sales and fees                                       705            7,531           16,906
                                                            -----------      -----------      -----------

        Total Cost of Sales                                     440,853          482,590        1,872,204
                                                            -----------      -----------      -----------

           Gross Margin                                         375,759          582,575        2,021,158

    General and administrative expenses, excluding
      depreciation, amortization and provision for
      doubtful accounts and net gain on disposal/sale
      of fixed and other assets.                                710,690          829,324        3,043,299

    Provision for doubtful accounts                               8,250             --               --

    Depreciation and amortization                               140,022          171,969          706,668

    Net gain on disposal/sale of fixed and other assets           7,260          441,372          590,465
                                                            -----------      -----------      -----------

      Operating Income (Loss)                                  (475,943)          22,654       (1,138,344)
                                                            -----------      -----------      -----------
Other income (expenses):

    Interest income                                               4,154           13,390           39,592
    Interest expense                                               (663)          (3,387)          (6,850)
                                                            -----------      -----------      -----------

Income (loss) before income taxes                              (472,452)          32,657       (1,105,602)

Income tax expense (benefit)                                   (156,000)          42,000         (301,010)
                                                            -----------      -----------      -----------

Net loss                                                    $  (316,452)     $    (9,343)     $  (804,592)
                                                            ===========      ===========      ===========
Weighted average common shares and common stock
    equivalents outstanding                                   4,133,780        6,087,205        4,672,588
                                                            ===========      ===========      ===========
Basic net income (loss) per common share                    $     (0.08)     $      --        $     (0.17)
                                                            ===========      ===========      ===========

Diluted net income (loss) per common share                  $     (0.08)     $      --        $     (0.17)
                                                            ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Three Months Ended March 31, 2003 (unaudited) and
                 For the Year Ended December 31, 2002 (audited)


                                     Common                         Additional        Retained                           Total
                                     stock           Common          paid-in          earnings        Treasury        stockholders'
                                     shares           stock          capital         (deficit)          stock           equity
                                  -----------      -----------      -----------     -----------      -----------      -----------
Balance at December 31, 2001        6,201,690      $    62,017      $ 5,226,234     $ 1,134,304      $   (18,611)     $ 6,403,944

Purchase of treasury stock               --               --               --              --         (1,576,977)      (1,576,977)

Reissuance of treasury stock             --               --                469            --               --                469

Net loss for 2002                        --               --               --          (804,592)            --           (804,592)
                                  -----------      -----------      -----------     -----------      -----------      -----------
Balance at December 31, 2002        6,201,690           62,017        5,226,703         329,712       (1,595,588)       4,022,844

Purchase of treasury stock               --               --               --              --            (22,331)         (22,331)

Reissuance of treasury stock             --               --               (280)           --               --               (280)

Net loss for 2003 (unaudited)            --               --               --          (316,452)            --           (316,452)
                                  -----------      -----------      -----------     -----------      -----------      -----------
Balance at March 31, 2003           6,201,690      $    62,017      $ 5,226,423     $    13,260      $(1,617,919)     $ 3,683,781
                                  ===========      ===========      ===========     ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                      and the Year Ended December 31, 2002

                                                                            March 31,               December 31,
                                                                      2003            2002              2002
                                                                  ----------------------------      -----------
                                                                           (unaudited)               (audited)
Cash flows from operating activities:
    Net loss                                                      $  (316,452)     $    (9,343)     $  (804,592)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                   140,022          171,969          706,668
      Deferred income taxes                                           (49,000)         (29,000)          30,000
      Bad debt expense                                                  4,082             --            (63,123)
      Gain on disposal/sale of fixed and other assets                  (7,260)        (441,372)        (590,465)
      Change in assets and liabilities:
        Accounts receivable                                             8,562          122,717          178,878
        Refundable income taxes                                          --               --           (238,000)
        Inventory                                                     (21,965)          24,667          (22,621)
        Prepaid expenses and other                                    (91,462)          75,579          179,884
        Accounts payable                                               (1,564)         (60,194)         (71,861)
        Accrued expenses                                              (45,512)        (175,912)        (135,587)
        License sales and customer deposits                            (2,000)         (48,358)         (54,859)
        Deferred revenue                                                 --               (699)          (4,812)
                                                                  -----------      -----------      -----------
          Net cash used in operating activities                      (382,549)        (369,946)        (890,490)
                                                                  -----------      -----------      -----------

Cash flows from investing activities:
    Additions to property and equipment, net                          (38,301)          (3,183)        (579,917)
    Proceeds from sale of fixed assets                                 18,334          570,050          822,608
    Additions to other assets, net                                       (475)         (25,609)            --
                                                                  -----------      -----------      -----------
          Net cash provided by (used in) investing activities         (20,442)         541,258          242,691
                                                                  -----------      -----------      -----------

Cash flows from financing activities:
    Repayment of notes payable                                        (17,043)        (129,254)        (237,584)
    Purchase of treasury stock                                        (22,611)      (1,486,411)      (1,576,508)
                                                                  -----------      -----------      -----------
          Net cash used in financing activities                       (39,654)      (1,615,665)      (1,814,092)
                                                                  -----------      -----------      -----------

Net decrease in cash and cash equivalents                            (442,645)      (1,444,353)      (2,461,891)

Cash and cash equivalents at beginning of period                    2,121,658        4,583,549        4,583,549
                                                                  -----------      -----------      -----------

Cash and cash equivalents at end of period                        $ 1,679,013      $ 3,139,196      $ 2,121,658
                                                                  ===========      ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Taxes                                                         $       891      $   128,935      $   163,919
                                                                  ===========      ===========      ===========
    Interest                                                      $       845      $     3,614      $     8,421
                                                                  ===========      ===========      ===========

    Non-cash transactions:
    Transfer of property and equipment and intangible
    assets to/(from) inventory                                    $    (1,544)     $      --        $    25,452
                                                                  ===========      ===========      ===========
    Equipment sold in exchange for other assets                   $      (226)     $      --        $    87,278
                                                                  ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim period of 2003 are not necessarily indicative of the financial position or results of operations expected for the full fiscal year of 2003 or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report and Form 10-KSB for the year ended December 31, 2002.

     The differences between accounting principles generally accepted in the United States and Canada do not have a material impact on the accompanying financial statements. The Company trades on the TSX Venture Exchange and U.S. Over the Counter Bulletin Board.

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

     (d) Accounts Receivable and Allowance for Doubtful Accounts

          Accounts receivable are customer obligations due under normal trade terms. The Company provides services principally to businesses and government agencies involved in a variety of industries that typically benefit from fleet communication and data transmission in the Company's operating areas. Management monitors the credit performance of customers' financial conditions. Although collateral is generally not required; prepayment may be required from selected customers in certain circumstances.

     Management reviews accounts receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Accounts receivable balances that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes that the allowance for doubtful accounts as of March 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

3. Stock Options

     In 1996, the Company adopted the "1996 Incentive Plan" (the Plan) to provide incentive options, non-statutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees prior to August 1, 2000, vest and become fully exercisable after a range of two to six years from the date of grant. For options granted to employees after August 1, 2000, twenty-five percent (25%) vest and become exercisable immediately and twenty-five percent (25%) vest and become exercisable in each of the three following years. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At March 31, 2003 and 2002, there were 182,000 and 162,000 additional shares, respectively, available for grant under the Plan.

     During the first quarter of 2003, the Company granted options to purchase 20,000 shares of common stock to employees and directors of the Company. The per share weighted-average value of stock options granted during the first quarter of 2003 was $0.31, on the date of grant, using the Black-Scholes option model with the following assumptions: weighted-average risk-free interest rate of 2%, weighted-average expected life of three years, weighted-average expected volatility of 78%, and no expected dividend yield.

     During the first quarter of 2002, the Company granted options to purchase 35,000 shares of common stock to employees and directors of the Company. The per share weighted-average value of stock options granted during the first quarter of 2002 was $0.31, on the date of grant, using the Black-Scholes option model with the following assumptions: weighted-average risk-free interest rate of 4.0%, weighted-average expected life of three years, weighted-average expected volatility of 85%, and no expected dividend yield.

     The Company applies Accounting Principles Board Opinion, or APB, No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in the three months ended March 31, 2003 and 2002, no compensation expense has been recognized.

     Pro forma information regarding net loss and loss per share under the alternative fair value accounting is required by SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. Had the Company determined compensation expense for stock option grants based on their estimated fair value at their grant dates, the Company's net loss and loss per share would have been as follows:

                                                     Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                     2003            2002
                                                 ------------    ------------

Net loss, as reported                            $   (316,452)   $     (9,343)

Deduct:  Total estimated stock-based
employee compensation expense determined
under fair value based method for all
awards, net of related tax effects                     (9,398)         (7,649)
                                                 ------------    ------------

Pro Forma net loss                               $   (325,850)   $    (16,992)
                                                 ============    ============

Net loss per share, basic and diluted

As reported                                      $      (0.08)   $        --
Pro forma                                        $      (0.08)   $        --
                                                 ------------    ------------

4. New Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, the Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to be authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard did not have any material impact on our consolidated financial statements.

     In June 2002, FASB issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not initiated any exit or disposal activities, and accordingly, the adoption of SFAS 146 did not have any impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendment to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements.

5. Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

6. Segment Reporting

     The Company has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam. The accounting policies of the segments are the same as described in the summary of significant accounting policies. All intercompany transactions between segments have been eliminated. The Company's international operations prior to 2002 were minimal with no revenue.

     In 2002, the Company acquired the SkyLink(TM) product line to enhance its sale of Wireless Local Loop products in its international market. This product is designed to provide wireless telephony, fax and internet service to sparsely populated areas with difficult terrains. There were no revenues for the first quarter 2003 and revenues for 2002 were $22,000 all of which were generated from third parties. Segment results for the three month period ended March 31, 2003 and 2002 are as follows:

                                                 United States   International   Consolidated
                                                 -------------   -------------   ------------
     March  31, 2003 (unaudited)
         Revenues                                $    816,612    $        --     $    816,612
         Pretax loss                                 (358,909)       (113,543)       (472,452)

         Depreciation /Amortization                   114,768          25,254         140,022
     Interest
         Income                                        18,056             --
         Expense                                         (663)        (13,902)
                                                 ------------    ------------    ------------

         Net                                     $     17,393    $    (13,902)   $      3,491
                                                 ============    ============    ============

     Total assets                                $  3,771,804    $    555,103    $  4,326,907
                                                 ============    ============    ============

     March 31, 2002 (unaudited)
         Revenues                                $  1,065,165             --     $  1,065,165
         Pretax income (loss)                         124,062         (91,405)         32,657
         Depreciation/Amortization                    169,344           2,625         171,969
     Interest
         Income                                        15,347               3
         Expense                                       (3,387)         (1,960)
                                                 ------------    ------------    ------------

         Net                                     $     11,960    $     (1,957)   $     10,003
                                                 ============    ============    ============

         Total assets                            $  5,625,290    $     82,785    $  5,708,075
                                                 ============    ============    ============

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                  CONSOLIDATED EARNINGS PER SHARE COMPUTATIONS
             For the Three Months Ended March 31, 2003 and 2002 and
                      For the Year Ended December 31, 2002

                                                                           March 31,            December 31,
                                                                     2003            2002           2002
                                                                 ----------------------------   ------------
                                                                         (unaudited)             (audited)
BASIC EARNINGS PER SHARE
Net loss applicable to common stock                              $   (316,452)   $     (9,343)  $   (804,592)

Shares used in earnings per share computations                      4,133,780       6,087,205      4,672,588

Net loss per weighted average common share                       $      (0.08)   $        --    $      (0.17)
                                                                 ============    ============   ============

DILUTED EARNINGS PER SHARE

Net loss applicable to common stock                              $   (316,452)   $     (9,343)  $   (804,592)

Shares used in earnings per share computation                       4,133,780       6,087,205      4,672,588

Net income (loss) per weighted average common share              $      (0.08)   $        --    $      (0.17)
                                                                 ============    ============   ============

                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                              COMPUTATIONS - BASIC

Outstanding common shares at beginning of period                    4,154,851       6,170,225      6,170,225

Weighted average common shares reacquired during period               (21,071)        (83,020)    (1,497,637)
                                                                 ------------    ------------   ------------

Weighted average common shares used in earnings
    per share computation                                           4,133,780       6,087,205      4,672,588
                                                                 ============    ============   ============

                COMPUTATION OF SHARES USED IN EARNINGS PER SHARE
                             COMPUTATIONS - DILUTED

Outstanding common shares at beginning of period                    4,154,851       6,170,225      6,170,225

Weighted average common shares reacquired during period               (21,071)        (83,020)    (1,497,637)
                                                                 ------------    ------------   ------------

Weighted average common shares used in earnings per share
    computation                                                     4,133,780       6,087,205      4,672,588
                                                                 ============    ============   ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended March 31, 2003 and 2002

     Revenues for the quarter ended March 31, 2003 were $817,000 compared with $1,065,000 for the quarter ended March 31, 2002. Dispatch revenues decreased $181,000, or 18%, to $811,000 for the quarter ended March 31, 2003 from $992,000 in the same quarter of 2002. This decrease reflects the reduction of revenues due to the sale and removal of non-strategic sites by the Company and churn in the markets. Equipment sales and service revenue decreased $23,000 or 84% for the first quarter 2003 as compared with first quarter 2002. This reduction in equipment sales and service revenue is attributed to the discontinuation of direct equipment sales and service operations by the Company in favor of authorizing qualified independent dealers to represent the Company. The Company believes this shift in equipment sales and service strategy will eventually allow it to access a larger customer base. The rental radio inventory was sold in November 2002 and thus rental revenue decreased from $37,000 in 2002. Spectrum and related revenue for the quarter ended March 31, 2003 was $2,000 as compared to sales of $9,000 for 2002.

     Costs and expenses for dispatch communications decreased $42,000, or 9%, for the quarter ended March 31, 2003 as compared with the quarter ended March 31, 2002. The cost of dispatch revenue decreased $18,000, or 4%, for the first quarter 2003 as compared with first quarter 2002, corresponding to the sale and removal of non-strategic community repeaters. The cost of equipment sales and service decreased $16,000 or 64% to $9,000 for the first quarter 2003 from $25,000 for the first quarter 2002 which relates to discontinued direct sales. Radio rental costs were eliminated as a result of the sale of the rental radio inventory. Spectrum sale expenses decreased $7,000, or 91%, from the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2003 corresponding to the discontinuance of the Spectrum Division.

     General and administrative expenses decreased $119,000 to $711,000 for the quarter ended March 31, 2003 from $829,000 for the quarter ended March 31, 2002. This decrease reflects the discontinuance of the Spectrum Division.

     The Company increased its provision in the allowance for doubtful accounts during the first quarter 2003 by $8,250. No provision for doubtful accounts was made in the first quarter 2002 as Company management believed the existing allowance for doubtful accounts of $85,000 was adequate.

     Depreciation and amortization expense for the quarter ended March 31, 2003 was $140,000, a decrease of $32,000 from $172,000 reported for the quarter ended March 31, 2002. This decrease reflects the removal by the Company of non-strategic sites and fully amortized refarming license fees.

     The Company reported a net gain of $7,000 on the disposal and sale of communications equipment and licenses for the quarter ended March 31, 2003 compared to a net gain of $441,000 for the quarter ended March 31, 2002. The net gain for the quarter ended March 31, 2002 primarily relates to the closing of an asset purchase agreement for the sale of communication equipment and licenses. Interest expense was $1,000 for the quarter ended March 31, 2003 compared with $3,000 for the same quarter 2002. The reduction in interest expense resulted from the Company's repayment of notes payable during the quarter ended March 31, 2002.

     The Company reported a net loss of $316,000 for the first quarter 2003 compared with $9,000 for the first quarter 2002. The variance in the first quarter 2002 is primarily due to the sale of selected communication assets and reduced revenues in the first quarter.

Financial Condition and Liquidity

     The Company had $1,679,000 in cash and cash equivalents at March 31, 2003 as compared with $2,122,000 at December 31, 2002. The working capital of the Company at March 31, 2003 was $1,906,000 as compared with $2,183,000 at December 31, 2002. Cash decreased as a result of the first quarter loss of $316,000.

     Cash used in operating activities was $383,000 for the three months ended March 31, 2003, while cash used in operating activities was $370,000 for the three months ended March 31, 2002. The Company reported capital gains from the disposal and sale of assets of $7,000 for the first quarter of 2003 and capital gains of $441,000 for the first quarter of 2002. The increase of cash used in 2003 relates to the increase in net loss and increase of cash used in other operating activities, offset by a reduction in capital gains.

     Cash used in investing activities was $20,000 for the three months ended March 31, 2003 and cash provided by investing activities was $541,000 for the three months ended March 31, 2002. The decrease was due primarily to proceeds of $570,000 from the sale of communication assets in the first quarter of 2002.

     Cash used in financing activities was $40,000 for the quarter ended March 31, 2003 and $1,616,000 for the quarter ended March 31, 2002. Cash was used to redeem 1,859,200 shares of common stock at $0.80 per share from a major stockholder during the first quarter of 2002. The Company also remitted $100,000 to pay off its credit line on a revolving note payable during the first three months of 2002. As of March 31, 2003, the Company had a credit line available of $100,000, which had no outstanding balance.

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

     (c) Other Assets

         Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Licenses that are used by the Company are capitalized and amortized under the straight-line method for five years. Amortization of fees paid for refarming and offset filings were accelerated and fully amortized at December 31, 2002.

     (d) Revenue Recognition

         The billing cycle for radio dispatch service until the fourth quarter 2001 was for three, six and twelve month intervals. The Company deferred amounts billed in advance and recognized revenue as the related services were provided. In November 2001 the Company began billing customers on a monthly basis and no longer carries significant deferred revenue. Upon the sale of licenses, cost is relieved based on actual cost.

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


                                     CHAMPION COMMUNICATION SERVICES, INC.



                                     By:  /s/ Albert F. Richmond
                                         ------------------------------------
                                         Albert F. Richmond,
                                         Chairman, Chief Executive Officer
                                         and President


                                     By:  /s/ Pamela R. Cooper
                                         ------------------------------------
                                         Pamela R. Cooper
                                         Chief Financial Officer, Treasurer
                                         and Controller




Date: May 15, 2003

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


Date: May 15, 2003
                                                  /s/ Albert F. Richmond
                                                 ----------------------------
                                                 Albert F. Richmond,
                                                 Chief Executive Officer

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


Date: May 15, 2003
                                                 /s/ Pamela R. Cooper
                                                 ----------------------------
                                                 Pamela R. Cooper,
                                                 Chief Financial Officer