Form 10QSB
period 2003-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2003-08-14
CIK 1028921

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter Ended June 30, 2003



[_]         Transition Report Under Section 13 or 15(d) of the Exchange Act

            For the transition period from _______________ to _______________

Commission File Number 000-29032
                       ---------


                      CHAMPION COMMUNICATION SERVICES, INC.
        -----------------------------------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]          No [_]

As of July 31, 2003, there were 4,090,000 shares of common stock, $0.01 par value, of the registrant outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes  [_]           No [X]

================================================================================

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB




PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 June 30, 2003 and December 31, 2002 (audited).............   1

                 Consolidated Statements of Operations -
                 Three Months and Six Months Ended
                 June 30, 2003 and 2002....................................   2

                 Consolidated Statements of Cash Flows -
                 Three Months and Six Months Ended
                 June 30, 2003 and 2002....................................   3

                 Notes to Consolidated Financial Statements................   4

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............   6

      Item 3.    Controls and Procedures ..................................  10


PART II.   OTHER INFORMATION

      Item 4.    Submission of Matters to a Vote of Security Holders.......  11

      Item 6.    Exhibits and Reports on Form 8-K .........................  11

SIGNATURES.................................................................  12

Certification by Albert F. Richmond Pursuant to Securities Act Rule 13a-14.  13

Certification by Pamela R. Cooper Pursuant to Securities Act Rule 13a-14...  14

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

ASSETS                                                                              June 30,       December 31,
                                                                                      2003            2002
                                                                                   (unaudited)      (audited)
                                                                                   -----------     -----------
Current Assets
      Cash and cash equivalents                                                    $ 1,310,395      $ 2,121,658
      Accounts receivable, net of allowance for doubtful accounts of
          $29,864 and $24,066 respectively                                             181,822          248,967
      Inventories                                                                      222,486          188,750
      Refundable income taxes                                                          450,000          238,000
      Prepaid expenses and other                                                       133,788           93,374
                                                                                   -----------      -----------
               Total Current Assets                                                  2,298,491        2,890,749
                                                                                   -----------      -----------

Communications equipment and related assets, net                                       872,921          924,278
Deferred taxes                                                                            --             56,000
Other assets, net of amortization of $969,730 and $816,744 respectively                705,950          861,416
                                                                                   -----------      -----------

                                                                                   $ 3,877,362      $ 4,732,443
                                                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                             $   119,797      $   164,139
      Accrued expenses                                                                 433,182          493,863
      License sales deposits and customer deposits                                       1,758            4,077
      Current maturities of notes payable                                               12,998           47,520
                                                                                   -----------      -----------

         Total Current Liabilities                                                     567,735          709,599
                                                                                   -----------      -----------

Stockholders' Equity
        Common stock, $0.01 par value, 20,000,000 shares authorized, 6,201,690 shares issued and 4,092,268 outstanding and 6,201,690
         issued and 4,154,851 outstanding respectively                                  62,017           62,017
       Additional paid-in capital                                                    5,226,318        5,226,703
       Treasury stock, 2,109,422 shares and 2,046,839 shares respectively           (1,634,670)      (1,595,588)
       Retained earnings (deficit)                                                    (344,038)         329,712
                                                                                   -----------      -----------
Total Stockholders' Equity                                                           3,309,627        4,022,844
                                                                                   -----------      -----------
                                                                                   $ 3,877,362      $ 4,732,443
                                                                                   ===========      ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                              2003             2002            2003             2002
                                                          -----------      -----------      -----------      -----------
Revenues
    Dispatch communications                               $   787,698      $   916,988      $ 1,598,316      $ 1,908,943
    Equipment sales and service                                14,141           38,423           18,404           65,713
    Rental                                                       --             18,960             --             56,224
    Spectrum sales and fees                                      (400)             450            1,330            9,106
                                                          -----------      -----------      -----------      -----------

        Total Revenues                                        801,439          974,821        1,618,050        2,039,986
                                                          -----------      -----------      -----------      -----------

Operating expenses:
    Cost of sales:
      Dispatch communications                                 422,574          419,262          854,013          868,639
      Equipment sales and service                               4,354           25,629           13,062           50,714
      Rental                                                     --              2,507             --              3,104
      Spectrum sales and fees                                    --                200              705            7,731
                                                          -----------      -----------      -----------      -----------

        Total Cost of Sales                                   426,928          447,598          867,780          930,188
                                                          -----------      -----------      -----------      -----------

    General and administrative expenses                       584,401          788,035        1,295,091        1,617,359
    Provision for doubtful accounts                             2,750             --             11,000             --
    Depreciation and amortization                             137,609          168,938          277,631          340,907
    Net gain (loss) on disposal/sale of fixed assets           (9,267)          60,118           (2,007)         501,490
                                                          -----------      -----------      -----------      -----------

          Operating Income (Loss)                            (359,516)        (369,632)        (835,459)        (346,978)
                                                          -----------      -----------      -----------      -----------

Other income (expenses):

    Interest income                                             2,915           11,207            7,069           24,597
    Interest expense                                             (697)          (1,823)          (1,360)          (5,210)
                                                          -----------      -----------      -----------      -----------

Income (loss) before income taxes                            (357,298)        (360,248)        (829,750)        (327,591)

Income tax expense (benefit)                                     --            (48,297)        (156,000)          (6,297)
                                                          -----------      -----------      -----------      -----------


Net income (loss)                                         $  (357,298)     $  (311,951)     $  (673,750)     $  (321,294)
                                                          ===========      ===========      ===========      ===========

Weighted average common shares and common stock
    equivalents outstanding                                 4,274,060        4,215,703        4,131,423        5,134,835
                                                          ===========      ===========      ===========      ===========

Basic and diluted  net income (loss) per common share     $     (0.08)     $     (0.07)     $     (0.16)     $     (0.06)
                                                          ===========      ===========      ===========      ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                       Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                                      2003             2002             2003            2002
                                                                  -----------      -----------      -----------      -----------
Cash flows from operating activities:
    Net loss                                                      $  (357,298)     $  (311,951)     $  (673,750)     $  (321,294)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                   137,609          168,938          277,631          340,907
      Deferred taxes                                                  105,000           62,000           56,000           33,000
      Bad debt expense                                                  1,716             --              5,798             --
      (Gain)/loss on disposal/sale of fixed assets                      9,267          (60,118)           2,007         (501,490)
      Change in assets and liabilities:
        Accounts receivable                                            52,205           23,937           60,768          146,654
        Inventory                                                     (13,315)             707          (35,280)          25,374
        Prepaid expenses and other                                   (160,952)        (149,766)        (252,414)         (74,187)
        Accounts payable                                              (42,424)          31,805          (43,987)         (28,389)
        Accrued expenses                                              (15,169)          29,218          (60,680)        (146,694)
        License sales and customer deposits                              (319)           3,547           (2,319)         (44,811)
        Deferred revenue                                                                (3,898)                           (4,597)
                                                                  -----------      -----------      -----------      -----------
          Net cash used in operating activities                      (283,680)        (205,581)        (666,226)        (575,527)
                                                                  -----------      -----------      -----------      -----------

Cash flows from investing activities:
    Additions to property and equipment, net                          (50,331)         (15,220)         (88,633)         (18,403)
    Proceeds from sale of fixed assets                                   --            124,882           18,334          694,932
    Additions to other assets, net                                       (275)        (438,379)            (750)        (463,988)
                                                                  -----------      -----------      -----------      -----------
          Net cash provided by (used in) investing activities         (50,606)        (328,717)         (71,049)         212,541
                                                                  -----------      -----------      -----------      -----------

Cash flows from financing activities:
    Repayment of notes payable                                        (17,478)        (101,865)         (34,522)        (231,119)
    Purchase of treasury stock                                        (16,854)         (81,394)         (39,466)      (1,567,805)
                                                                  -----------      -----------      -----------      -----------
          Net cash used in financing activities                       (34,332)        (183,259)         (73,988)      (1,798,924)
                                                                  -----------      -----------      -----------      -----------

Net decrease in cash and cash equivalents                            (368,618)        (717,557)        (811,263)      (2,161,910)

Cash and cash equivalents at beginning of period                    1,679,013        3,139,196        2,121,658        4,583,549
                                                                  -----------      -----------      -----------      -----------

Cash and cash equivalents at end of period                        $ 1,310,395      $ 2,421,639      $ 1,310,395      $ 2,421,639
                                                                  ===========      ===========      ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Taxes                                                         $     5,149      $    50,723      $     6,040      $   179,658
                                                                  ===========      ===========      ===========      ===========
    Interest                                                      $       722      $     1,494      $     1,567      $     5,108
                                                                  ===========      ===========      ===========      ===========

    Non-cash transactions:
    Transfer of property and equipment and intangible assets      $      --        $      --        $     1,544      $      --
                                                                  ===========      ===========      ===========      ===========
    to/(from) inventory
    Equipment sold in exchange for other assets                   $      --        $      --        $      (226)     $      --
                                                                  ===========      ===========      ===========      ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED June 30, 2003
                                   (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the six months ended June 30, 2003 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2002.

     The differences between accounting principles generally accepted in the United States and Canada do not have a material impact on the accompanying financial statements. Champion trades on the TSX Venture Exchange and United States Over the Counter Bulletin Board.

2.  Stock Options

     Champion accounts for stock-based compensation to employees and directors under the intrinsic value method. Under this method, Champion recognizes no compensation expense for stock options granted when the number of underlying shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date.

     During the second quarter of 2003, Champion granted options to purchase 100,000 shares at an average exercise price of $.57.

     During the second quarter of 2002, Champion granted options to purchase 20,000 shares of common stock at an average exercise price of $.63.

     Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:

                                                                For the Three Months
                                                                    Ended June 30,
                                                               ------------------------
                                                                  2003           2002
Net loss, as reported                                          $(357,298)     $(311,951)

Deduct:  stock-based compensation expense determined under
fair value based method                                           (6,578)        (5,188)
                                                               ---------      ---------
Pro Forma net loss                                             $(363,876)     $(317,139)
                                                               =========      =========
Net loss per share, basic and diluted

As reported                                                    $   (0.08)     $   (0.06)
Pro forma                                                      $   (0.08)     $   (0.06)
                                                               ---------      ---------

3.  Segment Reporting

     Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                       United States    International    Consolidated
                                       -------------    -------------    ------------
     June 30, 2003 (unaudited)
         Revenues                       $ 1,618,050      $      --        $ 1,618,050
         Pretax loss                       (623,508)        (206,242)        (829,750)

         Depreciation /Amortization         227,106           50,525          277,631
     Interest
         Income                              36,579          (29,510)           7,069
         Expense                             (1,360)              --           (1,360)
                                        -----------      -----------      -----------
         Net Interest Income (Expense)  $    35,219      $   (29,510)     $     5,709
                                        ===========      ===========      ===========
     Total assets                       $ 3,338,613      $   538,749      $ 3,877,362
                                        ===========      ===========      ===========

     June 30, 2002 (unaudited)
         Revenues                       $ 2,039,986             --        $ 2,039,986
         Pretax income (loss)              (116,219)        (211,372)        (327,591)
         Depreciation/Amortization          328,670           12,237          340,907
     Interest
         Income                              30,997           (6,400)          24,597
         Expense                             (5,210)              --           (5,210)
                                        -----------      -----------      -----------
         Net Interest Income (Expense)  $    25,787      $    (6,400)     $    19,387
                                        ===========      ===========      ===========
         Total assets                   $ 4,785,113      $   488,424      $ 5,273,537
                                        ===========      ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended June 30, 2003 and 2002

Revenues for the quarter ended June 30, 2003 were $801,000 compared with $975,000 for the quarter ended June 30, 2002. Dispatch revenues decreased $129,000, or 16%, to $788,000 for the quarter ended June 30, 2003 from $917,000 in the same quarter of 2002. This decrease reflects the reduction of revenues resulting from the sale and removal of non-strategic sites by Champion and churn in the markets. Equipment sales and service revenue decreased $24,000 or 63% for the second quarter 2003 as compared with second quarter 2002. This reduction in equipment sales and service revenue is attributed to the discontinuation of direct equipment sales and service operations by Champion in favor of authorizing qualified independent dealers to represent Champion. The rental radio inventory was sold in November 2002 and thus rental revenue decreased from $19,000 in 2002. There was minimal spectrum and related revenue for the quarters ended June 30, 2003 and 2002.

Costs and expenses decreased $21,000, or 5%, for the quarter ended June 30, 2003 as compared with the quarter ended June 30, 2002. The cost of dispatch revenue increased $4,000, or 1%, for the second quarter 2003 as compared with second quarter 2002. The cost of equipment sales and service decreased $22,000 or 85% to $4,000 for the second quarter 2003 from $26,000 for the second quarter 2002 which relates to discontinued direct sales. Radio rental costs were eliminated as a result of the sale of the rental radio inventory. There were no spectrum sales expenses for the quarter ended June 30, 2003, compared to minimal expenses in the same quarter 2002, corresponding to the discontinuance of the Spectrum Division.

General and administrative expenses decreased $204,000, or 26%, to $584,000 for the quarter ended June 30, 2003 from $788,000 for the quarter ended June 30, 2002. This decrease reflects the discontinuance of the Spectrum Division and the closure of regional offices.

Champion increased its provision in the allowance for doubtful accounts during the second quarter 2003 by $2,750. No provision for doubtful accounts was made in the second quarter 2002 as Company management believed the existing allowance for doubtful accounts of $85,000 was adequate.

Depreciation and amortization expense for the quarter ended June 30, 2003 was $138,000, a decrease of $31,000 from $169,000 reported for the quarter ended June 30, 2002. This decrease reflects the removal by Champion of non-strategic sites and fully amortized refarming license fees.

Champion reported a net loss of $9,000 on the disposal and sale of communications equipment and licenses for the quarter ended June 30, 2003 compared to a net gain of $60,000 for the quarter ended June 30, 2002. The net gain for the quarter ended June 30, 2002 primarily relates to the closing of an asset purchase agreement for the sale of communication equipment and license. Interest expense was $1,000 for the quarter ended June 30, 2003 compared with $2,000 for the same quarter 2002. The reduction in interest expense resulted from Champion's repayment of notes payable during the quarter ended March 31, 2002.

Champion reported a net loss of $357,000 for the second quarter 2003 compared with a net loss of $312,000 for the second quarter 2002.

Results of Operations - Six months ended June 30, 2003 and 2002

Revenues for the six months ended June 30, 2003 were $1,618,000 compared with $2,040,000 for the six months ended June 30, 2002. Dispatch revenues decreased $311,000 to $1,598,000 for the six months ended June 30, 2003 from $1,909,000 in the same period 2002. This reduction in revenues is due to the planned migration from non-strategic sites by Champion, as well as churn in the metropolitan markets. Equipment sales and service revenue decreased $48,000 or 72% for the first six months 2003 as compared with the first six months 2002 due to discontinuation of direct equipment sales and service operations by Champion in favor of authorizing qualified independent dealers to represent Champion. The rental radio inventory was sold in November 2002 and thus rental revenue decreased from $56,000 in 2002. Spectrum and related revenue for the six months ended June 30, 2003 were $1,000 as compared to sales of $9,000 for 2002.

Costs and expenses decreased $62,000 for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002. The cost of dispatch revenue decreased $15,000 for the first six months of 2003 as compared with the first six months of 2002. The cost of equipment sales and service decreased $38,000 or 75% to $13,000 for the first six months 2003 from $51,000 for the first six months 2002 which relates to discontinued direct sales. Radio rental costs were eliminated as a result of the sale of the rental radio inventory. Spectrum expenses decreased $7,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, corresponding to the discontinuance of the Spectrum Division.

General and administrative expenses decreased $322,000 to $1,295,000 from $1,617,000. This decrease reflects the discontinuance of the Spectrum Division and the closure of regional offices.

Champion increased its provision in the allowance for doubtful accounts during the six months ended June 30, 2003 by $11,000. No provision for doubtful accounts was made during the same period 2002 as Company management believed the existing allowance for doubtful accounts of $85,000 was adequate.

Depreciation and amortization for the six months ended June 30, 2003 was $278,000, a decrease of $63,000 from $341,000 reported for the six months ended June 30, 2002. This decrease is due to the disposition of various non-strategic repeater sites and from the sale of Spectrum and related assets from non-core operations.

Champion reported a net loss of $2,000 on disposal of communications equipment and licenses for the six months ended June 30, 2003 compared with a net gain of $501,000 for the six months ended June 30, 2002. The net gain for the six months ended June 30, 2002 is attributable primarily to the closing of an asset purchase agreement for the sale of communication equipment and license. Interest expense was $1,000 for the six months ended June 30, 2003 compared with $5,000 for the same period in 2002. Champion paid down existing notes without acquiring any significant new debt in the first six months of 2003.

Champion reported a net loss of $674,000 for the first six months 2003 compared with a net loss of $321,000 for the first six months 2002. Of the net loss, $206,000 is attributed to Champion's exploration of international business opportunities, primarily in Vietnam.

Financial Condition and Liquidity

Champion had $1,310,000 in cash and cash equivalents at June 30, 2003 as compared with $2,122,000 at December 31, 2002. The working capital of Champion at June 30, 2003 was $1,731,000 as compared with $2,183,000 at December 31, 2002. Cash decreased as a result of the six month cash loss of $396,000.

Cash used in operating activities was $666,000 for the six months ended June 30, 2003, while cash used in operating activities was $576,000 for the six months ended June 30, 2002. Champion reported a capital loss from the disposal and sale of assets of $2,000 for the six months ended June 30, 2003 and a capital gain of $501,000 for the six months ended June 30, 2002. The increase of cash used in 2003 relates to the increase in net loss and increase of cash used in other operating activities, offset by a reduction in capital gains.

Cash used in investing activities was $71,000 for the six months ended June 30, 2003 and cash provided by investing activities was $213,000 for the six months ended June 30, 2002. The decrease was due primarily to proceeds of $570,000 from the sale of communication assets in the first quarter of 2002.

Cash used in financing activities was $74,000 for the six months ended June 30, 2003 and $1,799,000 for the six months ended June 30, 2002. Cash was used to redeem 1,859,200 shares of common stock at $0.80 per share from a major stockholder during the first quarter of 2002. Champion also remitted $100,000 to pay off a credit line on a revolving note payable during the first three months of 2002. As of June 30, 2003, Champion had an available credit line of $100,000, which had no outstanding balance.

Summary of Critical Accounting Policies

(a)      Inventory

         Champion's inventory consists primarily of two-way radios, parts and accessories. Champion uses the average cost method of accounting for inventory and is recorded at the lower of cost or market. In connection with the discontinuation of direct sales, Champion is liquidating any remaining inventory.

(b)      Communications Equipment and Related Assets

         Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

(c)      Other Assets

         Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Licenses that are used by Champion are capitalized and amortized under the straight-line method for five years. Amortization of fees paid for refarming and offset filings were accelerated and fully amortized at December 31, 2002.

(d)      Revenue Recognition

         The billing cycle for radio dispatch service until the fourth quarter 2001 was for three, six and twelve month intervals. Champion deferred amounts billed in advance and recognized revenue as the related services were provided. In November 2001 Champion began billing customers on a monthly basis and no longer carries significant deferred revenue. Upon the sale of licenses, cost is relieved based on actual cost.

Forward-Looking Information

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors, including without limitation fluctuations in Champion's tower rental expenses, inventory and loan balances, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, and the effect of government regulations, adverse changes in the market for Champion's equipment sales, services and rentals, and Champion's ability to acquire and sell spectrum on favorable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Company Stockholders met for the 2003 Annual Meeting of Stockholders on July 7, 2003 At that meeting, the following directors were elected: Albert F. Richmond, Peter F. Dicks and James H. Grossman. The following chart sets forth the matters voted upon and the votes cast for, against or withheld, as well as abstentions and broker non-votes, on each such matter:


                                          Withheld/                    Broker
  Proposals                   For          Against       Abstain      Non-Votes
  ---------                   ---          -------       -------      ---------

  Directors:
    Albert F. Richmond     3,291,440       37,800           --           --
    Peter F. Dicks         3,310,340          --            --           --
    James H. Grossman      3,310,340          --            --           --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

    31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

    32.1 Certification of Principal Executive Officer and Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C.
            Section 1350.

(b) Reports on Form 8-K

On July 30, 2003, Champion filed a Current Report on Form 8-K to report a change in Registrant's certifying accountants from BDO Seidman, LLP to Malone & Bailey, PLLC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                          CHAMPION COMMUNICATION SERVICES, INC.



                          By:       /s/ Albert F. Richmond
                              --------------------------------------------------
                              Albert F. Richmond,
                              Chairman, Chief Executive Officer and President



                          By:       /s/ Pamela R. Cooper
                              --------------------------------------------------
                              Pamela R. Cooper
                              Chief Financial Officer, Treasurer and Controller


Date:  August 14, 2003