Form 10QSB
period 2003-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2003-11-14
CIK 1028921

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2003, there were 4,088,917 shares of common stock, $0.01 par value, of the registrant outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes [ ] No [X]
================================================================================

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB




PART I.                   FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            September 30, 2003 and December 31, 2002 (audited)...............1

            Consolidated Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 2003 and 2002......................................2

            Consolidated Statements of Cash Flows -
            Three Months and Nine Months Ended
            September 30, 2003 and 2002......................................3

            Notes to Consolidated Financial Statements.......................4

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................6

    Item 3. Controls and Procedures.........................................10

PART II.   OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K................................11

SIGNATURES..................................................................12

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

ASSETS                                                                           September 30,     December 31,
                                                                                     2003             2002
                                                                                  (unaudited)       (audited)
                                                                                  ----------------------------
Current Assets
      Cash and cash equivalents                                                   $ 1,356,609      $ 2,121,658
      Accounts receivable, net of allowance for doubtful accounts of
          $21,887 and $24,066 respectively                                            127,736          248,967
      Inventories                                                                     214,227          188,750
      Refundable income taxes                                                         200,624          238,000
      Prepaid expenses and other                                                       85,992           93,374
                                                                                  -----------      -----------
               Total Current Assets                                                 1,985,188        2,890,749
                                                                                  -----------      -----------

Communication equipment and related assets, net                                       816,108          924,278
Deferred taxes                                                                           --             56,000
Other assets, net of amortization of $1,044,918 and $816,744 respectively             629,390          861,416
                                                                                  -----------      -----------


                                                                                  $ 3,430,686      $ 4,732,443
                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                            $    32,260      $   164,139
      Accrued expenses                                                                471,684          493,863
      License sales deposits and customer deposits                                      6,958            4,077
      Current maturities of notes payable                                               1,144           47,520
                                                                                  -----------      -----------

         Total Current Liabilities                                                    512,046          709,599
                                                                                  -----------      -----------

Stockholders' Equity
       Common stock, $0.01 par value, 20,000,000 shares authorized, 6,201,690 shares issued and 4,090,000 outstanding and 6,201,690
         issued and 4,154,851 outstanding respectively                                 62,017           62,017
       Additional paid-in capital                                                   5,226,318        5,226,703
       Treasury stock, 2,111,690 shares and 2,046,839 shares respectively          (1,635,963)      (1,595,588)
       Retained earnings (deficit)                                                   (733,732)         329,712
                                                                                  -----------      -----------

Total Stockholders' Equity                                                          2,918,640        4,022,844
                                                                                  -----------      -----------

                                                                                  $ 3,430,686      $ 4,732,443
                                                                                  ===========      ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                                   2003             2002             2003             2002
                                                               --------------------------------------------------------------
Revenues
         Dispatch communications                               $   732,966      $   889,843      $ 2,331,284      $ 2,798,786
         Equipment sales and service                                13,441           34,503           31,845          100,216
         Rental                                                       --             31,476             --             87,700
         Spectrum sales and fees                                       150           10,075            1,480           19,181
                                                               -----------      -----------      -----------      -----------

             Total Revenues                                        746,557          965,897        2,364,609        3,005,883
                                                               -----------      -----------      -----------      -----------

     Operating expenses:
         Cost of sales:
           Dispatch communications                                 456,560          455,649        1,310,573        1,324,288
           Equipment sales and service                              12,373           20,952           25,435           71,666
           Rental                                                     --              5,302             --              8,406
           Spectrum sales and fees                                    --              7,375              705           15,106
                                                               -----------      -----------      -----------      -----------

             Total Cost of Sales                                   468,933          489,278        1,336,713        1,419,466
                                                               -----------      -----------      -----------      -----------

         General and administrative expenses                       548,341          733,710        1,843,434        2,351,069
         Provision for doubtful accounts                              --               --             11,000             --
         Depreciation and amortization                             134,642          179,146          412,272          520,053
         Net gain (loss) on disposal/sale of fixed assets           (2,747)           3,363           (4,755)         504,853
                                                               -----------      -----------      -----------      -----------

               Operating Income (Loss)                            (408,106)        (432,874)      (1,243,565)        (779,852)
                                                               -----------      -----------      -----------      -----------

     Other income (expenses):

         Interest income                                             6,596            7,531           13,665           32,128
         Interest expense                                             (400)            (718)          (1,760)          (5,928)
                                                               -----------      -----------      -----------      -----------

     Income (loss) before income taxes                            (401,910)        (426,061)      (1,231,660)        (753,652)

     Income tax expense (benefit)                                  (12,218)         (98,951)        (168,218)        (105,248)
                                                               -----------      -----------      -----------      -----------


     Net income (loss)                                         $  (389,692)     $  (327,110)     $(1,063,442)     $  (648,404)
                                                               ===========      ===========      ===========      ===========

     Weighted average common shares and common stock

         equivalents outstanding                                 4,090,049        4,204,305        4,109,921        4,821,250
                                                               ===========      ===========      ===========      ===========

     Basic and diluted  net income (loss) per common share     $     (0.10)     $     (0.08)     $     (0.26)     $     (0.13)
                                                               ===========      ===========      ===========      ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                    September 30,
                                                                           2003            2002             2003            2002
                                                                       ------------------------------------------------------------
Cash flows from operating activities:
         Net loss                                                      $  (389,692)    $  (327,110)     $(1,063,442)    $  (648,404)
         Adjustments to reconcile net loss to
           net cash used in operating activities:
           Depreciation and amortization                                   134,644         179,146          412,275         520,053
           Deferred taxes                                                     --           (49,000)          56,000         (16,000)
           Bad debt expense                                                 (7,977)           --             (2,179)           --
           (Gain)/loss on disposal/sale of fixed assets                      2,748          (3,363)           4,755        (504,853)
           Change in assets and liabilities:
             Accounts receivable                                            62,062          18,491          122,830         165,145
             Inventory                                                       8,256         (44,875)         (27,023)        (19,501)
             Prepaid expenses and other                                    298,546         216,372           46,132         142,185
             Accounts payable                                              (87,538)        (73,645)        (131,525)       (102,034)
             Accrued expenses                                               38,501           3,081          (22,179)       (143,613)
             License sales and customer deposits                             5,200          (3,030)           2,881         (47,841)
             Deferred revenue                                                 --               (75)            --            (4,672)
                                                                       -----------     -----------      -----------     -----------
               Net cash provided by (used in) operating activities          64,750         (84,008)        (601,475)       (659,535)
                                                                       -----------     -----------      -----------     -----------

     Cash flows from investing activities:
         Additions to property and equipment, net                           (5,389)         (9,903)         (94,023)        (28,306)
         Proceeds from sale of fixed assets                                   --             8,053           18,334         702,985
         Additions to other assets, net                                       --               594             (750)       (463,394)
                                                                       -----------     -----------      -----------     -----------
               Net cash provided by (used in) investing activities          (5,389)         (1,256)         (76,439)        211,285


     Cash flows from financing activities:
         Repayment of notes payable                                        (11,854)        (15,388)         (46,376)       (246,507)
         Purchase of treasury stock                                         (1,293)           --            (40,759)     (1,567,805)
                                                                       -----------     -----------      -----------     -----------
               Net cash used in financing activities                       (13,147)        (15,388)         (87,135)     (1,814,312)
                                                                       -----------     -----------      -----------     -----------

     Net increase (decrease) in cash and cash equivalents                   46,214        (100,652)        (765,049)     (2,262,562)

     Cash and cash equivalents at beginning of period                    1,310,395       2,421,639        2,121,658       4,583,549
                                                                       -----------     -----------      -----------     -----------

     Cash and cash equivalents at end of period                        $ 1,356,609     $ 2,320,987      $ 1,356,609     $ 2,320,987
                                                                       ===========     ===========      ===========     ===========

     Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Taxes                                                         $   (12,218)    $    11,445      $    (6,178)    $   191,103
                                                                       ===========     ===========      ===========     ===========
         Interest                                                      $       453     $     1,655      $     2,019     $     6,763
                                                                       ===========     ===========      ===========     ===========

         Non-cash transactions:
         Transfer of property and equipment and intangible
         assets to/(from) inventory                                    $      --       $      --        $     1,544     $      --
                                                                       ===========     ===========      ===========     ===========

         Equipment sold in exchange for other assets                   $      --       $      --        $      (226)    $      --
                                                                       ===========     ===========      ===========     ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED September 30, 2003
                                   (Unaudited)


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the nine months ended September 30, 2003 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2002.

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

    During the third quarter of 2003, Champion granted options to purchase 25,000 shares at an average exercise price of $0.51.

    During the third quarter of 2002, Champion did not grant any options to purchase shares of common stock.

    Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:

                                                       For the Three Months
                                                        Ended September 30,
                                                   ---------------------------
                                                       2003           2002

Net loss, as reported                              $  (389,692)   $  (327,110)

Deduct: stock-based compensation expense
 determined under fair value based method               (6,815)        (5,040)


Pro Forma net loss                                 $  (396,507)   $  (332,150)
                                                   ===========    ===========

Net loss per share, basic and diluted

As reported                                          $ (0.10)       $ (0.08)
Pro forma                                            $ (0.10)       $ (0.08)



3.  Segment Reporting

    Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                          United States    International     Consolidated
                                           -----------      -----------      -----------
     September 30, 2003 (unaudited)
         Revenues                          $ 2,364,437      $       172      $ 2,364,609
         Pretax loss                          (928,821)        (302,839)      (1,231,660)
         Depreciation /Amortization            336,706           75,566          412,272
     Interest
         Income                                 60,545          (46,880)          13,665
         Expense                                (1,760)              --           (1,760)
                                           -----------      -----------      -----------
         Net interest income (expense)          58,785          (46,880)          11,905
                                           ===========      ===========      ===========

     Total assets                          $ 2,874,180      $   556,506      $ 3,430,686
                                           ===========      ===========      ===========

     September 30, 2002 (unaudited)
         Revenues                          $ 2,983,974      $    21,909      $ 3,005,883
         Pretax loss                          (401,181)        (352,471)        (753,652)
         Depreciation/Amortization             483,702           36,351          520,053
     Interest
         Income                                 48,987          (16,859)          32,128
         Expense                                (5,928)              --           (5,928)
                                           -----------      -----------      -----------
         Net interest income (expense)          43,059          (16,859)          26,200

         Total assets                      $ 4,317,186      $   540,184      $ 4,857,370
                                           ===========      ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended September 30, 2003 and 2002

Revenues for the quarter ended September 30, 2003 were $747,000 compared with $966,000 for the quarter ended September 30, 2002. Dispatch revenues decreased $157,000, or 18%, to $733,000 for the quarter ended September 30, 2003 from $890,000 in the same quarter of 2002. This decrease was due to a $19,000 reduction of revenue resulting from the sale and removal of non-strategic sites by Champion and a $ 138,000 churn in the markets. Equipment sales and service revenue decreased $22,000, or 63%, for the third quarter 2003 as compared with the third quarter 2002. The rental radio inventory was sold in November 2002 and thus rental revenue decreased from $31,000 in 2002. Spectrum and related revenues decreased $10,000 for the quarter ended September 30, 2003 as compared with the same period 2002.

Costs and expenses decreased $20,000, or 4%, for the quarter ended September 30, 2003 as compared with the quarter ended September 30, 2002. The cost of dispatch revenue increased $1,000 for the third quarter 2003 as compared with the third quarter 2002. The cost of equipment sales and service decreased $9,000, or 47%, to $12,000 for the third quarter 2003 from $21,000 for the third quarter 2002. Radio rental costs were eliminated as a result of the sale of the rental radio inventory. There were no spectrum sales expenses for the quarter ended September 30, 2003, compared to expenses of $7,000 in the same quarter 2002, corresponding to the discontinuance of the Spectrum Division.

General and administrative expenses decreased $186,000, or 25%, to $548,000 for the quarter ended September 30, 2003 from $734,000 for the quarter ended September 30, 2002. This decrease was primarily due to the discontinuance of the Spectrum Division and the closure of regional offices.

Champion did not increase its provision in the allowance for doubtful accounts during the third quarter 2003. No provision for doubtful accounts was made in the third quarter 2002 as Company management believed the existing allowance for doubtful accounts of $85,000 was adequate.

Depreciation and amortization expense for the quarter ended September 30, 2003 was $135,000, a decrease of $44,000 from $179,000 reported for the quarter ended September 30, 2002. This decrease was primarily due to the removal by Champion of non-strategic sites and fully amortized refarming license fees.

Champion reported a net loss of $3,000 on the disposal and sale of communication equipment and licenses for the quarter ended September 30, 2003 compared to a net gain of $3,000 for the quarter ended September 30, 2002.

Champion reported a net loss of $390,000 for the third quarter 2003 compared with a net loss of $327,000 for the third quarter 2002.

Results of Operations - Nine months ended September 30, 2003 and 2002

Revenues for the nine months ended September 30, 2003 were $2,365,000 compared with $3,006,000 for the nine months ended September 30, 2002. Dispatch revenues decreased $468,000 to $2,331,000 for the nine months ended September 30, 2003 from $2,799,000 in the same period 2002. This reduction in revenues is due to a $125,000 reduction of revenue resulting from the sale and removal of non-strategic sites by Champion and a $343,000 churn in the metropolitan markets. Equipment sales and service revenue decreased $68,000, or 68%, for the nine months 2003 as compared with the nine months 2002 primarily due to discontinuation of direct equipment sales and service operations by Champion. The rental radio inventory was sold in November 2002 and thus rental revenue decreased from $88,000 in 2002. Spectrum and related revenue for the nine months ended September 30, 2003 were $1,000 as compared to sales of $19,000 for 2002.

Costs and expenses decreased $82,000 for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. The cost of dispatch revenue decreased $13,000 for the nine months of 2003 as compared to the nine months of 2002. The cost of equipment sales and service decreased $47,000, or 65%, to $25,000 for the nine months ended 2003 from $72,000 for the nine months ended 2002 which relates to discontinued direct sales. Radio rental costs were eliminated as a result of the sale of the rental radio inventory. Spectrum expenses decreased $14,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, primarily due to the discontinuance of the Spectrum Division.

General and administrative expenses decreased $508,000 to $1,843,000 from $2,351,000. This decrease reflects the discontinuance of the Spectrum Division and the closure of regional offices.

Champion increased its provision in the allowance for doubtful accounts during the nine months ended September 30, 2003 by $11,000. No provision for doubtful accounts was made during the same period 2002 as Company management believed the existing allowance for doubtful accounts of $85,000 was adequate.

Depreciation and amortization for the nine months ended September 30, 2003 was $412,000, a decrease of $108,000 from $520,000 reported for the nine months ended September 30, 2002. This decrease is primarily due to the disposition of various non-strategic repeater sites and from the sale of Spectrum and related assets from non-core operations.

Champion reported a net loss of $5,000 on disposal of communication equipment and licenses for the nine months ended September 30, 2003 compared with a net gain of $505,000 for the nine months ended September 30, 2002. The net gain for the nine months ended September 30, 2002 is attributable primarily to the closing of an asset purchase agreement for the sale of communication equipment and licenses. Interest expense was $2,000 for the nine months ended September 30, 2003 compared with $6,000 for the same period in 2002. Champion paid down existing notes without acquiring any significant new debt in 2003.

Champion reported a net loss of $1,063,000 for the nine months ended September 30, 2003 compared with a net loss of $648,000 for the nine months ended September 30, 2002. Of the net loss for the nine months ended September 30, 2003, $303,000 is attributed to Champion's exploration of international business opportunities, primarily in Vietnam, while $352,000 is attributed to the loss for the nine months ended September 30, 2002.

Financial Condition and Liquidity

Champion had $1,357,000 in cash and cash equivalents at September 30, 2003 as compared with $2,122,000 at December 31, 2002. The working capital of Champion at September 30, 2003 was $1,473,000 as compared with $2,183,000 at December 31, 2002. Cash decreased as a result of the nine month net loss.

Cash used in operating activities was $601,000 for the nine months ended September 30, 2003, while cash used in operating activities was $660,000 for the nine months ended September 30, 2002. Champion reported a capital loss from the disposal and sale of assets of $5,000 for the nine months ended September 30, 2003 and a capital gain of $505,000 for the nine months ended September 30, 2002. The increase of cash used in 2003 relates to the increase in net loss and a reduction in capital gains.

Cash used in investing activities was $76,000 for the nine months ended September 30, 2003 and cash provided by investing activities was $211,000 for the nine months ended September 30, 2002. The decrease was due primarily to proceeds of $570,000 from the sale of communication assets in the first quarter of 2002.

Cash used in financing activities was $87,000 for the nine months ended September 30, 2003 and $1,814,000 for the nine months ended September 30, 2002. Cash was used to redeem 1,859,200 shares of common stock at $0.80 per share from a major stockholder during the first quarter of 2002. Champion also remitted $100,000 to pay off a credit line on a revolving note payable during the first three months of 2002. As of September 30, 2003, Champion had an available credit line of $100,000, which had no outstanding balance.

Summary of Critical Accounting Policies

(a)      Inventory

         Champion's inventory consists primarily of component parts for the integrated Wireless Local Loop and two-way radios, parts and accessories. Champion uses the average cost method of accounting for inventory and is recorded at the lower of cost or market. In connection with the discontinuation of direct sales, Champion is liquidating any remaining inventory.

(b)      Communication Equipment and Related Assets

         Communication equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

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

(b) Reports on Form 8-K

    On July 30, 2003, the Company filed a Current Report on Form 8-K pursuant to
Item 4 announcing that the Company appointed Malone and Bailey, PLLC as its new independent auditors.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                     CHAMPION COMMUNICATION SERVICES, INC.



                                     By: /s/ Albert F. Richmond
                                         -------------------------------------
                                         Albert F. Richmond,
                                         Chairman, Chief Executive Officer
                                         and President



                                     By: /s/ Pamela R. Cooper
                                         -------------------------------------
                                         Pamela R. Cooper
                                         Chief Financial Officer, Treasurer
                                         and Controller


Date: November 14, 2003