Form 10KSB
period 2003-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2004-03-25
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003.

Or

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _____________to ____________

Commission File Number 001-12565

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,027,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 12, 2004, there were 4,088,917 shares of common stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2004 was $749,896 based upon the average bid and ask price of the common stock on such date of U.S. $0.42 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES

                                        INDEX

                                                                                                           PAGE NUMBER
DOCUMENTS INCORPORATED BY REFERENCE .....................................................................        i
GLOSSARY OF TERMS .......................................................................................       ii

                                                 PART I

ITEM 1.      DESCRIPTION OF BUSINESS ....................................................................        1

ITEM 2.      DESCRIPTION OF PROPERTY ....................................................................        9

ITEM 3.      LEGAL PROCEEDINGS ..........................................................................        9

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................        9

                                                 PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
             PURCHASES OF EQUITY SECURITIES .............................................................       10

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......       11

ITEM 7.      FINANCIAL STATEMENTS .......................................................................       18

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .......       18

ITEM 8A.     CONTROL AND PROCEDURES .....................................................................       18

                                                 PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16 (a) OF THE EXCHANGE ACT .........................................................       18

ITEM 10.     EXECUTIVE COMPENSATION .....................................................................       19

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
             MATTERS ....................................................................................       19

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............................................       19

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K ...........................................................       19

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES .....................................................       21

SIGNATURES ..............................................................................................       22

CERTIFICATION BY ALBERT F.  RICHMOND PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 ..........       23

CERTIFICATION BY PAMELA R.  COOPER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 ............       24

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 2004 annual meeting of stockholders.

Item 9       Directors and Executive       Incorporated by  reference from
             Officers of the Registrant    "Nominees for Election of Directors"
                                           of the Company's definitive proxy
                                           statement to be filed pursuant to
                                           Regulation 14A of the Securities
                                           Exchange Act of 1934, as amended (the
                                           "Exchange Act"), for the Company's
                                           2004 annual meeting of stockholders.
                                           The incorporated portions consist of
                                           all of the disclosures that appear in
                                           that Proxy Statement under the
                                           headings "Nominees for Election as
                                           Directors" and "Executive Officers."

Item 10      Executive Compensation        Incorporated by reference from
                                           "Executive Compensation" of the
                                           Company's definitive proxy statement
                                           to be filed pursuant to Regulation
                                           14A of the Exchange Act for the
                                           Company's 2004 annual meeting of
                                           stockholders.

Item 11      Security Ownership of         Incorporated by reference from
             Certain Beneficial Owners     "Security Ownership of Certain
             and Management                Beneficial Owners and  Management"
                                           of the Company's definitive proxy
                                           statement to be filed pursuant to
                                           Regulation 14A of the Exchange Act
                                           for the Company's 2004 annual meeting
                                           of stockholders.

Item 12      Certain Relationships and     Incorporated by reference from
             Related Transactions          "Certain Relationships and Related
                                           Transactions" of the Company's
                                           definitive proxy statement to be
                                           filed pursuant to Regulation 14A of
                                           the Exchange Act for the Company's
                                           2004 annual meeting of stockholders.

Transitional Small Business Disclosure Format: Yes [ ]; No[X]

GLOSSARY OF TERMS

Terms used herein, even if not capitalized, have the following meanings:

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

Basic Trading Area ("BTA")           As defined  by Rand McNally, one of 492
                                     rural areas used for PCS licensing.

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

Commercial Mobile Radio Service      Mobile services  licensed by the FCC that
("CMRS")                             are provided for profit, are interconnected
                                     to the PSN and are available to the general public on a non-discriminatory basis. These
                                     CMRS providers historically have been
                                     referred to as "common carriers."

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

800 MHz ("SMR")                      As a group, the 280 channels of trunked SMR
                                     frequencies in the 800 MHz band with 25 kHz channel bandwidth. Some cellular radio frequencies are also in the 800 MHz band.
                                     Radio equipment used for 800 MHz SMRs is not compatible with radio equipment used for 900 MHz SMRs.

Enhanced Specialized Mobile Radio    SMR multi-site digital networks, which are
("ESMR")                             designed to provide integrated
                                     telecommunications services, including
                                     wireless, telephone, paging, data
                                     transmission and dispatch services. ESMR generally is used as a dispatch technology, although it also may be interconnected with the PSN to provide mobile telephone services. Champion does not provide ESMR services.


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

Global Positioning System ("GPS")    A worldwide radio-navigation system of
                                     satellites. GPS uses these satellites as reference points to calculate accurate physical positions.

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

Personal Communication Services      A wireless communication technology
                                     licensed by the FCC. It operates ("PCS") on the 900 MHz (narrowband) and on the 2 GHz
                                     (broadband) frequency bands. PCS is a radio communications service using mobile and ancillary fixed communication technologies to provide services for industry and business. This service can be integrated with a variety of competing networks. A broadband PCS, with a wider channel bandwidth, provides a greater variety of services than narrowband PCS (e.g., broadband PCS can provide full voice and data transmission, but narrowband PCS generally is limited to one-way services).

Private Mobile Radio Service         Two-way radio operations licensed by the
("PMRS")                             FCC that offer dispatch and other wireless
                                     communications services. These services
                                     generally cannot be interconnected to the PSN. An operator may provide such services on a discriminatory basis. Operators that provide dispatch services in the bands below 800 MHz are regulated as PMRS licensees. These PMRS licensees historically have been referred to as "private carriers."

Public Switched Network ("PSN")      Historically referred to as the "Public
                                     Switched Telephone Network" or "PSTN."

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

Talk `N Track(TM)                    Champion's service providing both voice and
                                     vehicle tracking of the units of
                                     subscribers on Champion's LTR systems.

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

Unit                                 A base, mobile or hand held radio.

Universal Licensing Service          The FCC's electronic system for filing PMRS
("ULS")                              and other wireless applications,
                                     coordination data, and other accessory
                                     information.

Vehicle Tracking                     The use of GPS and radio equipment to
                                     identify the physical location of fleet
                                     vehicles.

Wireless Local Loop ("WLL")          A radio system providing communication from
                                     subscriber to provider without wires. This technology is especially useful in sparsely populated areas and in areas with difficult terrain. Champion's is a high site, high power format.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         This Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act."). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion, depending on the outcome of certain factors, including those factors discussed in the Section of this Annual Report on Form 10-KSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Specifically, there can be no assurance that we will be able to compete effectively, be granted authorizations to operate in international WLL markets, increase our utilization on our T-Band systems, retain our key personnel or take any or all of the other actions in this Annual Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. Champion undertakes no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                   THE COMPANY

         Champion provides high-powered trunked radio dispatch services in the United States; and internationally markets wireless local loop telephony systems primarily for consumption in developing nations. We currently serve approximately 550 trunked dispatch customers domestically in our Major Metropolitan Areas utilizing over 10,000 subscriber units (either radio or base stations) in 6 states. Our domestic customers are principally businesses and government agencies located in our metropolitan areas. The principal customers internationally are government agencies and private carriers providing telephone service to remote towns and villages with low density populations.

         As previously announced by Champion in a press release dated March 15, 2004, we have retained Cold Creek Consulting to offer for sale our North American communication business including infrastructure, FCC licenses, related inventory and customers, subject to applicable FCC regulations. If the effort to sell the domestic assets is successful, the primary focus of our operations will be on international projects. The capital raised would be redeployed to fund projects in South and Southeast Asia as well as Latin America for the purchase, installation, operation and transfer of digital dispatch systems. In the event there is no sale, North American operations will continue as stated.

         Operators of dispatch services are regulated by the FCC as PMRS providers (i.e., private carriers) or as CMRS providers (i.e., common carriers). An operator, like Champion, provides service pursuant to a frequency-specific, site-specific FCC license. A repeater that is operated as a PMRS is subject to more relaxed regulatory requirements than a CMRS provider, such as cellular and certain SMR or ESMR licensees. See "Current Business - Regulation."

         Champion offers its dispatch services primarily in the 470-512 MHz band, or T-Band. During 2002, we closed, with FCC consent, contracted sales of our 800 MHz band services, thereby concluding our operations in the 800 MHz band. We continue to concentrate on the 470-512 MHz band in the six markets. In the 470-512 MHz band, we operate repeaters utilizing our own FCC licenses. None of our repeaters are interconnected to the PSN. Thus our private carrier licenses are all in the PMRS category. As a PMRS licensee, we are subject to less stringent regulatory requirements than CMRS licensees.

         Additionally, we continue to use our resources to offer vehicle tracking solutions as an alternative to voice only. This provides the subscriber with cost effective, real-time vehicle tracking and mobile data processing. This technology which is unregulated is an effective business tool for customers seeking to improve vehicle management and enhance profitability.

         Management of Champion observed that, over the last decade, most spectrum has increased in value, because of the fixed supply and increased utilization. In the process of being granted FCC licenses for our own use, management discovered that we were successful at identifying and acquiring exclusive licenses with FCC consent. The process can be technical and lengthy. As a result of our successes we were able to sell several licensed systems, after obtaining FCC consent, for approximately $16,000,000 from 1994-2002. Some of these sales were operational revenues and others were sales of communication equipment and other assets.

         Champion has determined through external and internal research that communication solution opportunities exist globally in developing nations. Preliminary studies of these opportunities indicated that we might be afforded the opportunity to install systems throughout Vietnam. A test system was operational and given preliminary approval by the Vietnamese government during 2001. Final testing and approval of this WLL system was achieved in 2002. Champion's WLL product is now available to be utilized throughout Vietnam and the first contract for installation of the WLL was executed in 2003. The first installation was completed in December 2003 and is currently in the field trial test stage. However, there are no assurances that the sale of our WLL product in Vietnam will be successful.

         Champion was formed as a Delaware corporation in 1994. Our principal place of business is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380. Our telephone number is (281) 362-0144.

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

           The dispatch industry is a distinct segment of the wireless communications industry, which also includes wireless telephone (cellular, PCS and satellite), paging and data transmission services. Wireless telephone services are designed for personal communications by providing two-way communication among individuals. In contrast, dispatch services provide for the immediate transmission of information, whether voice messages or data, to groups of mobile or portable radio users or frequently referred to as "one to many". Companies use dispatch services to communicate among others and to provide task assignment and coordination. Dispatch services are designed to provide bi-directional group communications and to allow the user to address entire groups, sub-groups or individuals with simple and rapid push-to-talk call set-up procedures. Dispatch conversations are typically short and allow for all participants to communicate with each other simultaneously. Historically dispatch services have been less expensive than other CMRS wireless communications services, such as 800 MHz and 900 MHz SMR, cellular and PCS, because the service is offered at a set fee per billing period with no additional airtime charges or limitations to the maximum number of minutes utilized in each billing period. The industry is changing and these other services are now offering dispatch packaged with other products which has created competition for us.

         Each segment of the wireless communications industry relies on a different technology and serves distinct customer needs. Champion believes that existing wireless services address distinct markets and generally do not compete economically against each other, although the wireless services now offer a modified "push to talk" option and domestically the marketplace is becoming saturated with communication solutions. We believe the wireless communications industry will continue to grow with the emergence of new technologies and applications. There can be no assurance however; that our targeted markets will flourish. A decrease in the growth rate of the industry may have a material adverse effect on our ability to prosper.

                                CURRENT BUSINESS

GENERAL

         Champion provides high-powered repeater dispatch services in North America in Major Metropolitan Areas in six states. We currently have approximately 550 customers utilizing over 10,000 two-way radio units in the trunked format. We provide our customers, which are primarily business and governmental agencies, with dispatch communication services as well as options for vehicle tracking. We are licensed by the FCC to operate our Trunked Systems serving customers which do not have their own licenses.

         Pursuant to several contracts with Motorola executed in 1994 (the "Motorola Agreements"), Champion acquired 1,501 CRs. We historically operated CRs and trunked repeaters exclusively for dispatch purposes. It expanded the dispatch services provided to include data transmission, which allows text messaging and vehicle tracking by satellite. A largely expanded use of bandwidth is tracking vehicle location through the Global Positioning Network. The data transmissions require less bandwidth which increases the potential subscriber usage of each channel. This format will increase the potential number of units that may be loaded on each system. The future focus of Champion is to provide vehicle tracking services primarily with ancillary service for voice and data.

         Champion operates its dispatch repeaters primarily in the 450-512 MHz frequency band. We have also had limited operations in the 800 MHz band. We are not active in the 220 MHz band, 900 MHz band, cellular or PCS segments of the wireless communications industry and we currently do not intend to become active in those segments.

         450-512 MHZ REPEATER OPERATIONS. Champion conducts the majority of its operations in the 450-512 MHz frequency band. We pursue widespread utilization of trunking technology for our systems in this band. A trunked 450-512 MHz band repeater is preferred to a conventional repeater in that Trunked Systems make more channels available to handle calls and thus provide greater capacity than Conventional Systems. The trunked repeater format also provides the customer with more and faster calls than a Conventional System. These factors, in turn, allow a greater number of users on a Trunked System to make more calls than a Conventional System, which allows more customers per channel for us. The trunked 450-512 MHz band repeaters function similarly to 800 MHz band trunked SMR systems. Although our systems are not interconnected to the PSN, if they were, they would be comparable to cellular telephone technology.

         We converted the original 450-512 MHz band focus to the LTR trunking format in the 470-512 MHz band. The planned conversion to trunked operations has involved obtaining exclusive use of a frequency by being assigned individual user licenses, claiming licenses for unused channels, and receiving all necessary FCC approvals. There can be no assurance that we will continue to be granted the FCC licenses for such operations; however, substantial conversion to the trunked format operations has been achieved in the Major Metropolitan Areas.

         The 470-512 MHz portion of the 450-512 MHz band is available in the top 13 U.S. Major Metropolitan Areas and is known commonly as the T-Band. Operation on the T-Band is particularly advantageous as it contains the only frequencies in the 450-512 MHz band on which exclusive business radio service channels are available. Champion operates approximately 343 exclusive T-Band repeaters in its Major Metropolitan Areas. Exclusive channels are superior to co-channel operations because an operator, such as Champion, has more available capacity and less restrictions on service provision. As of March 19, 2004 we had been granted FCC licenses to operate approximately 507 T-Band channels in the Houston, Dallas/Ft. Worth, Northern California, Washington/Baltimore and Chicago areas. Through these efforts, we have gained exclusive control over channels in these areas (with appropriate FCC approvals), and now operate trunked repeaters in Houston, Dallas/Ft. Worth, Northern California, Washington/Baltimore and Chicago. As of March 19, 2004, we hold approximately 343 exclusive use FCC licenses and approximately 164 additional non-exclusive FCC licenses in the T-Band. We have dedicated considerable effort to removing dormant or otherwise unnecessary co-channel licenses, generally through purchases or trades (with FCC consent).

         Under FCC licenses, Champion also operates, in a private format, twelve radio common carrier channel repeaters in Florida.

         800 MHZ REPEATER OPERATIONS. As with the 450-512 MHz band CRs which were acquired from Motorola, the 800 MHz band CR licenses were held by the users. Through license filings and assignments, we were successful in being assigned (with FCC consent) a number of licenses for our own benefit in this band. By 2002, with FCC consent, we had sold the majority of our 800 MHz systems. Champion may apply for additional exclusive licenses in the 800 MHz band with the intention of operating and/or selling the systems. There can be no assurance that the FCC will grant us such exclusive licenses or that FCC approval for all assignments and sales will be granted. Champion owns three (3) exclusive 800 MHz licenses.

         INTERNATIONAL. Champion operates three offshore subsidiaries to capitalize on potential opportunities to sell communication equipment outside North America. We are also investigating expansion to international markets with dispatch communication systems. In many countries this activity would be conducted in partnership with a locally owned and operated enterprise. All required licenses and consents would be acquired by the operating entity. Currently we operate two resident offices in Vietnam and on December 16, 2002 we were granted an investment license to operate a 100% foreign owned company, Champion Wireless Solutions (Vietnam), Limited. We are licensed to manufacture and assemble communication equipment for local and export sales. We acquired the SkyLink(TM) product line to enhance our sale of WLL outside the United States. Although the focus of marketing of the WLL has been in Vietnam, we offer this product globally.

BUSINESS STRATEGY

         Champion's business strategy includes the following:

         EXPANSION OF HOLDINGS. We seek to expand our spectrum as needed and infrastructure holdings within our selected metropolitan markets through the FCC-approved acquisition of operating and start-up 450-512 MHz band trunked dispatch systems.

         DEVELOPMENT OF EXISTING INTRINSIC VALUE. The intrinsic value of Champion today lies in the value of its spectrum as measured by recent sales and the existing cash flow capacity.

         The initial business plan for Champion was to operate the 1,501 CRs purchased from Motorola, Inc. in 1994. We recognized the opportunities available to expand operations by converting to Trunked Systems, this strategy was focused in the Major Metropolitan Areas where licenses to operate in the required spectrum could be granted by the FCC. Since data transmissions require less bandwidth, we continue to pursue various data uses of our spectrum, which will increase the number of subscriber units that may be loaded on each channel. Consistent with this strategy, we emphasize the Talk `N Track(TM) vehicle management system. We believe that the efforts to achieve significant results will span several years, and there is no assurance that we will be successful. It is the intention of our management to enhance the value of the assets by continuing to expand the usage of our constructed infrastructure.

         SPECTRUM. Spectrum is critical in the communications business. Without spectrum on which to operate, the best communications equipment is worthless. We spend considerable funds to acquire FCC-licensed stations to provide dispatch services. Champion is being assigned these licenses, and the corollary right to use the spectrum, through FCC-approved purchases of existing systems and through FCC grants of new licenses. Our anticipation is that these efforts will be ongoing. There can be no assurance that we will be successful in any or all of these efforts to be granted the licenses to use the spectrum.

         Specifically, Champion actively pursues the grant of additional licenses, as needed, from the FCC to operate on the 470-512 MHz T-Band channels. As the FCC grants these licenses, we continue to construct such T-Band systems. We also participated in the filing of applications for FCC grant of offset channel licenses (i.e., new narrowband channels located adjacent to existing channels). As of March 19, 2004, we had been granted 12 licenses by the FCC for offset channels in the 470-512 MHz band.

         EQUIPMENT RENTAL. To augment its sales activities, Champion operated a Rental Division. Due to increased competition, the older technology of rental units and a focus by Champion on the expansion of its Trunked Systems, the rental units were sold in 2002.

         INTERNATIONAL. To enhance and grow Champion's value, a search for business expansion produced the potential of previously untapped communication opportunities in the international sector. South and Southeast Asia were identified as the initial targets for us. During 2003, we expanded our international marketing to include all areas of the world. We formed three offshore subsidiaries to conduct international operations, and during 2001 we opened two resident offices in Vietnam employing five people. However, to date, our international operations remain in the initial stages and have not generated significant sales. The first contract in Vietnam was executed in September 2003 and is in the field trial test. On December 16, 2002, we were granted an investment license for a 100% foreign owned company for the assembly and sale of Wireless Local Loop products to provide rural telephony, fax and internet services to first time users in South and Southeast Asia. This is the first of such licenses to be granted by the Socialist Republic of Vietnam.

COMPETITION

         Champion faces intense competition from the following types of operations:

         OTHER 470-512 MHZ BAND CR OPERATORS. Champion currently competes with many other 470-512 MHz band CR operators. With FCC approval, we operate our Metropolitan Market Area 470-512 MHz band CRs in the trunked multi-channel format. We are expanding the menu of services by adding vehicle tracking and data services to voice services in a continuing effort to distinguish ourself from other 470-512 MHz band trunked operators. However, there can be no assurance that we will continue to be able to expand our trunked services. Since the FCC permitted the trunking of the UHF channels in 1996, considerable competition has evolved in the UHF trunking market. To successfully establish a viable trunking infrastructure, an operator must possess site and market exclusive frequencies. This can best be accomplished through the deployment of T-Band frequencies.

         In each of its markets, Champion is the single largest holder of T-Band frequencies. This acts as a deterrent to other operators in Champion's markets. However, it does not completely eliminate competition.

         CELLULAR TELEPHONE SYSTEMS. Champion currently competes, and believes that it will continue to compete, with cellular telephone systems to a great extent. We charge a flat monthly rate for our services. By contrast, cellular charges are comprised of a flat monthly charge for a block number of minutes of use plus a fee for minutes used over the base. Additionally, cellular service providers typically charge for a call whether the user placed or received the call. Because many wireless calls are mobile-to-mobile, cellular calls from one user to another user result in two airtime charges, one charge for the caller and one charge for the receiver. Large fleet operators may find cellular costs prohibitive, although extremely small fleets may be in a position to justify the cost of cellular service. We believe that cellular telephones are not an economical solution for medium to large dispatch users, and that CRs offer a cost-effective alternative for high volume users of one to many dispatch services. Cellular now offers features for one to many communication. Dispatch provides communications capabilities to entire worker groups or individual worker groups, and it also provides such capabilities on a one-to-one basis among members of a user group. It is unlikely that this price advantage will change because the FCC no longer is considering imposing a "calling party pays" requirement on cellular carriers.

         800 MHZ BAND SMR OPERATORS. Nextel, the largest SMR operator in the United States, continues the process of converting its analog technology to digital, beginning with its Major Metropolitan Area systems. The 800 MHz band SMR operators that retain analog technology probably will continue to concentrate on dispatch services. With technology developments both will compete with Champion by offering dispatch service as an add on feature to their principal product. We believe that many of the 800 MHz band SMR analog providers have been acquired by large digital operators interested in obtaining their rights to additional spectrum so that loading capacity could be optimized.

         900 MHZ BAND SMR OPERATORS. Operators of 900 MHz band SMR systems currently provide an equal dispatch service competition to Champion. Many of these 900 MHz band system operators are using analog technology, thereby minimizing capital costs so they can maintain rates at competitive levels. Those with digital technology through engineering innovations are now able to offer competitive prices for the inclusion of dispatch in the user package in order to attract a broader base of customer.

         PCS OPERATORS. The Personal Communications Service was established by the FCC in 1994, when it adopted Part 24 of its Rules. The FCC established two classes of PCS, broadband and narrowband. It awarded several authorizations for each such class in every MTA and BTA.

         Broadband PCS offers a cellular phone-like service for a significantly reduced price. Broadband PCS is defined by the FCC as radio communications encompassing mobile and ancillary fixed communication services for individuals and businesses that can be integrated with a variety of competing networks. Narrowband PCS is defined as a family of mobile or portable radio services that may be used to provide wireless telephony, data transmission, advanced paging and other services to individuals and businesses. Narrowband PCS may be integrated with a variety of competing networks. Narrowband PCS uses less than one voice grade channel. Narrowband PCS is being used to provide new services, such as voice message paging, two-way acknowledgment paging and other text-based services. Licenses for narrowband PCS were awarded on a nationwide regional MTA and ETA basis. A substantial number of the companies which were high-bidders at the PCS auctions were existing communication service providers or joint ventures involving existing communications service providers. We believe that PCS will be interchangeable with existing cellular and paging services.

         At this time, the impact of PCS growth on Champion's business is uncertain. Although some PCS providers have also gained a significant presence in the dispatch market, cellular service providers have suffered the impact of their presence most significantly. It is unclear whether PCS providers will expand their service offerings to include dispatch-like services.

         WIRELESS LOCAL LOOP. There are two primary technologies to provide telecommunication to a subscriber; cabling which is copper wire connecting the local exchange to the subscriber unit and wireless which connects the local system to the subscriber. The choice depends on distance, topography and density of population. Cable is cost-effective for short distances and in large populations.

         Wireless systems are generally more cost-effective when population density drops and distance increases. Wireless systems are most commonly cellular systems. A cellular system re-uses radio frequencies in areas, called "cells". Cellular systems use a complex computer system to maintain communication as a mobile unit crosses different cells, switching communication from base station to base station in a short period of time. The high costs involved in building cellular systems, including the need to build an extensive network of base stations (cells) and sophisticated switching and billing systems, forces companies to concentrate on urban areas and along main roads. Competition in cellular systems and the cost of updating technologies also play a major role in forcing companies to look at the bottom line and limit service to urban areas.

         Champion's Wireless Local Loop product is designed for low density population areas. This product provides wireless communication for sparsely populated areas often with difficult terrains. The main advantage of SkyLink(TM) is that its central station (hub) has larger coverage than regular cellular or high-density wireless local loop technologies. SkyLink's(TM) central station covers a radius of 50 to 65 kilometers, depending on the terrain conditions (approximately 8-10 cellular base stations would be required to cover the same area). SkyLink(TM) features a large coverage area, low infrastructure and maintenance costs, in addition to the advantages of wireless technology (quick deployment, etc). To our knowledge SkyLink(TM) is the best alternative to provide rural basic telephony networks (5 to 500 subscribers) and at this time there is no significant competition for this product directed to low density populations.

REGULATION

         The FCC regulates the construction, operation and acquisition of wireless communications systems, such as those operated by Champion, under the Communications Act of 1934, as amended (the "Communications Act"), and pursuant to the FCC's rules and policies adopted thereunder ("FCC Rules") (collectively, the Communications Act and the FCC Rules shall be referred to herein as the "FCC Laws"). The FCC Laws governing wireless communications are highly technical and subject to change.

         We continually monitor our operations and believe we are in material compliance with the licensing, loading, technical and operating requirements set forth in the FCC Laws. Champion has not received any notification of problems or material deficiencies from the FCC. However, if the FCC determines that the operations are not in compliance with applicable FCC Laws, it could impose conditions on its licenses or revoke its license grants, and any such action could have a material adverse effect on Champion's operations. Further we believe that all FCC licenses required to conduct business as presently conducted will be renewed in their normal course.

         Under the FCC Laws, dispatch operators, such as ourselves, generally are regulated as PMRS providers (i.e., private carriers) rather than as CMRS providers (i.e., common carriers). A

PMRS provider is subject to less stringent regulations, both by the FCC and individual states, than a CMRS provider. In contrast, cellular telephone, most paging services and those SMR operators providing PSN telephone interconnection capabilities are, or will be, regulated as CMRS providers. Certain revisions to the FCC Laws could result in changing how Champion is regulated and could affect the continued compliance with applicable requirements. These changes could have a material adverse effect on Champion. See "Regulatory Developments."

         REGULATORY DEVELOPMENTS. The FCC is considering or is in the process of implementing regulatory changes that may affect our business. These changes involve PMRS licensing and frequency coordination, including ongoing implementation of the Telecommunications Act of 1996, allocation of new spectrum for the services we provide or for competitive services, deployment of broadband wireless technology, implementation of "secondary market" spectrum transaction mechanisms to optimize usage and deployment of new, innovative technologies, and adoption of consumer obligations and public safety requirements. However, it is uncertain at this time what impact, if any, these changes could have on our operations.

OPERATIONS

         Champion performs billing, maintenance of subscriber records and FCC licensing activities at its Woodlands, Texas headquarters. We also provide business managerial functions for our offshore companies.

         Champion's domestic operations are divided into five business regions as follows: Houston, Dallas/Ft. Worth, Northern California, Chicago, and Washington D.C./Baltimore. We have centralized our operations at our corporate headquarters. We establish and maintain relationships with independent dealers to load our systems as well as conduct mass marketing to introduce Talk `N Track(TM) to the regions of our operation. We work with specific dealers in each market that have qualified to become Master Dealers through marketing programs directed specifically to customers that will find vehicle tracking an enhancement to their business. We intend to expand our menu of solutions offered to customers through use of our trunked systems.

         Internationally, the Vietnamese government, historically, has prohibited foreign investment in the communications sector. We have identified that communication solution opportunities exist in Vietnam and elsewhere in South and Southeast Asia. We pursued these opportunities based on preliminary studies that indicated Champion might be afforded the opportunity to install Wireless Local Loop products throughout Vietnam. A test system was operational and given preliminary approval by the Vietnamese government in 2001. Final testing and approval was achieved during 2002 and our Wireless Local Loop product is available to be utilized throughout Vietnam. The first contract for such product was executed in September 2003. There are no assurances that the sale of our WLL product will be successful. In addition, we are conducting studies of other developing nations to determine the potential need for the Wireless Local Loop product throughout the world.

         Champion has formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly owned subsidiaries to conduct the international operations, along with the newly licensed Champion Wireless Solutions (Vietnam), Limited, a Vietnam company formed for the assembly of the Wireless Local Loop product. The installation of WLL will facilitate telephony, fax and internet service for first time users in remote villages throughout Vietnam. Authority for resident offices was obtained in Vietnam during 2001 and Champion Vietnam Wireless B.V. has established offices in both Hanoi and Ho Chi Minh City. There is currently one employee in the Ho Chi Minh City office and seven employees in the Hanoi office.

EMPLOYEES

         As of March 19, 2004, Champion employed 13 people on a full-time basis, in addition to the 8 employees in Vietnam. None of our employees belong to a union.

ITEM 2. DESCRIPTION OF PROPERTY

         Champion leases 5,702 square feet of office space in The Woodlands, Texas, a suburb of Houston, Texas, where its principal offices are located. We also lease two offices in Vietnam, one in Hanoi and another in Ho Chi Minh City totaling approximately 1,038 square feet.

         Champion leases antenna and repeater space on approximately 43 tower sites. Other than our leases on the Sears Tower in Chicago, Illinois, and Allied Tower in Houston, Texas, no one lease is material to our business. The leases are generally for terms of one to two years and month-to-month thereafter except as follows:

  LOCATION                            LEASE EXPIRATION
  --------                            ----------------
Denton, TX                            October 2005
Chicago, IL                           December 2005
Willis, TX                            July 2006
McKinney, TX                          December 2007
Hanoi, Vietnam                        May 2005

ITEM 3. LEGAL PROCEEDINGS

         From time to time, Champion is involved in various legal proceedings arising in the ordinary course of business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. On November 13, 1998, the FCC's Compliance and Information Bureau for the Chicago, Illinois region, issued a Notice of Violation ("Notice") to Champion, alleging that we operated the single-channel shared community repeater station WIM351 in violation of the FCC's rules. On November 25, 1998, we defended the allegations, and asserted that we operate in full compliance with the FCC's rules and policies. We have substantial defenses to the Notice based upon informal letters and other documents published by the FCC that appear to permit the practice at issue. Champion at this time is unable to predict the outcome and the FCC has not notified us of any pursuit of this matter. Although the proceeding involves a single community repeater station, an adverse decision in this proceeding could impact our decentralized trunking operation nationwide.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Champion's Common Stock is currently traded on the TSX Venture Exchange and the U.S. OTC Bulletin Board. During the years ended December 31, 2002, and December 31, 2003, the high and low bid prices were as follows:

                                   U. S. OTC Bulletin Board            TSX Venture Exchange
                                 (All amounts are in U.S. $)         (All amounts are in CDN $)
                                 ---------------------------         --------------------------
     Date                            High             Low             High               Low
     ----                            ----             ---             ----               ---
March 31, 2002                     $0.600           $0.600           $1.100            $1.100
June 30, 2002                      $0.620           $0.600           $0.350            $0.350
September 30, 2002                 $0.510           $0.450           $0.200            $0.200
December 31, 2002                  $0.600           $0.450           $0.800            $0.800

March 31, 2003                     $0.510           $0.510           $0.800            $0.800
June 30, 2003                      $0.300           $0.300           $0.280            $0.280
September 30, 2003                 $0.350           $0.350           $0.300            $0.300
December 31, 2003                  $0.380           $0.340           $0.290            $0.290

         The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.

As of March 12, 2004, Champion's Common Stock was held by 104 stockholders of record.

         On January 30, 2003, the Board of Directors renewed authorization for Champion to purchase up to 300,000 shares of our own common stock representing approximately 5% of the issued and outstanding shares, plus additional shares in privately negotiated transactions with shareholders in the United States. As of March 12, 2004, we had repurchased 250,000 shares of our own common stock, all of which were purchased prior to September 30, 2003.

         On March 27, 2002, the Board of Directors approved by Unanimous Written Consent the redemption of 1,859,200 shares owned by David A. Terman, a major stockholder and former director and officer of Champion, and Highland Wireless Services, L.L.C., which is an entity controlled by David A. Terman. This transaction was completed on March 28, 2002.

         Champion has not declared or paid any dividends. The payment of dividends in the future will depend on our earnings, capital requirements, operating and financial position and general business conditions. We anticipate that earnings will be retained to finance future growth and operations, including research and product development. As such, management anticipates that no dividends will be paid on the Common Stock in the foreseeable future.

         For information concerning recent sales of unregistered securities, see
Item 10, "Executive Compensation -- Outstanding Options." These transactions were exempt from registration under the Securities Act pursuant to Section 4(2), as not involving any public offering.

At an appropriate time, Champion expects to file a registration statement on Form S-8 to register the transactions relating to the grant and exercise of these options. The following options were granted as additional compensation for employee and non-employee director services:

                                     No. of Options      Exercise
  Date of Grant                         Granted           Price
  -------------                         -------           -----
January 25, 2002                          35,000          $0.5500

April 21, 2002                            20,000          $0.6300

January 1, 2003                           20,000          $0.6000

April 3, 2003                            100,000          $0.5700

July 1, 2003                              25,000          $0.5100

October 13, 2003                          57,000          $0.3500

Information as of December 31, 2003 regarding equity compensation plans approved and not approved by shareholders is summarized in the following table:

                                                                                                (C)
                                                                                         Number of Shares
                                                                                      Remaining Available for
                                              (A)                     (B)              Future Issuance Under
                                     Number of Shares to be     Weighted Average        Equity Compensation
                                      Issued Upon Exercise     Exercise Price of      Plans (Excluding Shares
    Plan Category                    of Outstanding Options   Outstanding Options      Reflected in Column A)
    -------------                    ----------------------   -------------------      ----------------------
Equity compensation plans                   405,000                 $  0.82                   95,000
approved by shareholders

Equity compensation plans
not approved by
shareholders                                    N/A                     N/A                      N/A
                                            -------                 -------                  -------

TOTAL                                       405,000                 $  0.82                   95,000
                                            =======                 =======                  =======

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

RISK FACTORS

         This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those we anticipate, depending on the outcome of certain factors, including those factors discussed in this section. Specifically, there can be no assurance that we will be able to become profitable, compete effectively, sell the SkyLink(TM) systems at a profit, sell its North American operations, expand its dispatch systems internationally, retain its key personnel or take any or all of the other actions described or referred to in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date herein. We undertake no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

LACK OF ACCUMULATED EARNINGS; UNCERTAINTY AS TO FUTURE PROFITABILITY

         A significant portion of Champion's income has been derived from the sale of non-core spectrum, generating $16.5 million in revenues since inception. At December 31, 2003, we had an accumulated earnings deficit of approximately $1,050,000. For us to become profitable, it will be necessary to achieve profitability in the operation of its dispatch service operations and generate additional sales of the SkyLink(TM) Wireless Local Loop systems. There can be no assurance that Champion will be profitable in the future, or that an investor in the Common Stock will not sustain a loss in the investment.

NEW TECHNOLOGIES

         The market for our services is characterized by rapid technological advances, changes in customer requirements and new service introductions and enhancements. Our growth and future financial performance depends on our ability to enhance existing services, develop new services that meet technological advances and provide services at competitive prices. There can be no assurance that we will be successful in these endeavors. The inability of Champion to respond in a timely manner to technological advances could have a material adverse effect on the business.

COMPETITION

         Champion experiences significant competition from other dispatch operators in the 450-512 MHz, 800 MHz and 900 MHz bands, as well as from providers of cellular phone services. We also face additional competition from other wireless communications providers, such as PCS operators, 220 MHz operators and paging operators in the 450-512 MHz and 900 MHz bands. Many of these providers have significantly greater resources than Champion. There can be no assurance that we will continue to be able to compete successfully in the dispatch services industry in the future.

         Furthermore, the availability of new technologies to ESMR network operators allows some dispatch operators to offer enhanced dispatch services, including PSN interconnect and features such as seamless wide area coverage and data transmission. There can be no assurance that their ability to lower prices due to improved technologies, will not have a materially adverse effect on Champion's business.

DEPENDENCE ON KEY PERSONNEL

         We believe our success depends, in large part, upon the continued services of key management personnel, including Albert F. Richmond. Champion owns a key-employee life insurance policy in the amount of $1 million on Mr. Richmond. We have an employment agreement with Mr. Richmond. The loss of his services could have a material adverse effect on Champion.

CONTROL BY OFFICERS AND DIRECTORS

         As of December 31, 2003, the executive officers and directors of Champion owned approximately 56% of the issued and outstanding shares of the Common Stock. As a result of such ownership, such officers and directors have the power effectively to control the Company, including the election of directors, the determination of matters requiring stockholder approval and other matters relating to corporate governance.

ABSENCE OF DIVIDENDS

         We have never declared or paid any dividends on the Common Stock and do not anticipate paying any dividends in the foreseeable future.

IMPACT OF REGULATORY ISSUES

         The dispatch business is a distinct segment of the wireless communication industry. The wireless communications industry is subject to FCC regulation. The FCC does not currently regulate prices for PMRS providers, such as Champion. There can be no assurance, however, that the prices charged for our services will not become subject to regulation.

         Additionally, pending FCC rule and policy changes, including those relating to "refarming" (i.e., the ongoing FCC proceeding to rewrite the rules governing licensing and operation in the 450-512 MHz band where our business is concentrated), regulatory classification, SMR and other dispatch service provider regulation, new spectrum allocation and radio towers may not be adopted, or may be adopted in a different form than the current proposed version. Any regulatory changes could have a material adverse effect us.

INABILITY TO OBTAIN LICENSES

         For the 450-512 MHz and 800 MHz band operations, Champion holds the requisite licenses. Each of these licenses is subject to the licensee operating in compliance with applicable FCC rules and is subject to renewal. Our failure to obtain license renewals would have a material adverse effect. There can be no assurance that Champion will maintain its licenses or that the FCC will renew our licenses.

PROVISIONS AFFECTING CONTROL

         Several provisions of our Certificate of Incorporation and Bylaws may have the effect of delaying, deferring or preventing a change in control. The Board of Directors, without further action of the stockholders, has the authority to issue up to 1,000,000 shares of Champion's preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, and to issue almost 16,000,000 additional shares of Common Stock.

         The issuance of preferred stock or additional shares of Common Stock could adversely affect the voting power of purchasers of Common Stock and could have the effect of delaying, deferring or preventing a change in control of Champion.

INTRODUCTORY STATEMENT

         Since its inception, Champion has transformed its operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. Observing the emerging competition and in an effort to increase Champion's worth we identified opportunities to provide Wireless Local Loop products and digital dispatch systems outside North America. We acquired the SkyLink(TM) firmware that allows us to assemble and market the low density WLL products. Consequently we have discovered opportunities to provide digital dispatch systems which will require an infusion of capital. For this reason on March 15, 2004 we announced our intent to sell the North American operations and utilize the proceeds to focus on the international digital dispatch systems. However, should we not sell North America we will continue operations as stated.

RESULTS OF OPERATIONS

         The primary operation of Champion is two-way radio dispatch communications, however, due to the relationship between the primary operations and spectrum, in past years we have been successful, on a sporadic basis to obtain and market spectrum frequencies at significant gross margins, supplemental to the primary business. These successes generated significant fluctuations in our revenues and gross margin from year to year of a positive nature. As a result of changes in the industry, brought about by recommendations to the FCC by Nextel in reallocating existing spectrum, the market for spectrum has dissipated. As such at the beginning of 2003, management eliminated the Spectrum Division. However, we feel that upon the resolution of these recommended changes, the market for spectrum will reappear. We are prepared to reestablish spectrum marketing at that time.

         We also discontinued direct sales and marketing during 2002, relying upon dealers for the loading of our existing communication systems. As a result of the focus on the Spectrum Division's opportunities, emphasis was not placed on the communications infrastructure and dealer support waned. At the same time competition from traditionally cellular carriers increased due to their emerging technologies. As a result, we lost considerable momentum in expanding the customer base on our communication systems during 2002 and this trend continued through 2003. In 2004 we have established a position whose sole responsibility is to regain these previously declining relationships with qualified dealers. The Vice President of Products and Services also concentrates on Talk `N Track(TM) equipment systems to large usage customers.

         These events are reflected in the results of operations reported in this year's report.

         Vehicle tracking utilizing Champion's wireless communication's infrastructure is not new; however, it has advanced to the next level by combining the power of GPS with modern technology and internet availability. Talk `N Track(TM) is a complete vehicle management system with audio capabilities. This is a powerful tool with a potential to provide companies with improved vehicle management and thus enhances profitability. We showcased this product in 2003 by authorizing Master Dealers in each market allowing our staff to focus on marketing Talk `N Track(TM) throughout our regions. Regrettably, the program did not enjoy the positive response to the product that was projected. In large part this was due to the material upfront capital investment required on the customer's part during a fiscal period that experienced capital expenditure reductions for many industries. Although the dealer program was not successful, the Vice President of Products and Services is solely responsible for large Talk `N Track(TM) customer loading.

         In 1999 representatives of Champion traveled to Vietnam and China to evaluate the dispatch communication market. Preliminary results indicated that the part of China visited revealed adequate dispatch communications. However, it was found that dispatch communication in Vietnam was almost non-existent. During 2004, we are expanding our evaluation to neighboring Asian countries which have exhibited similar voids in their inventory of dispatch communications. At the present time, we are conducting marketing studies to determine the pent up demand for dispatch communication in Vietnam. Preliminary results indicate a much greater response than we anticipated. The results of this research will determine if we will move forward with plans to establish a dispatch communication network in Vietnam.

         Continued research in Southeast Asia revealed the need for a standard equipment product to provide wireless telephony, fax and internet service for low density populations.

         In late 1999, Champion contributed the SkyLink(TM) technology to a joint venture which installed the WLL system in the Cao Bang province, Vietnam. This system achieved preliminary acceptance in 2001 and final acceptance in 2002. In December 2002 we were granted a 100% Foreign Owned Enterprise license
(FOE) by the Socialist Republic of Vietnam. Champion Wireless Solutions (Vietnam), Limited. ("Solutions") is the first company to receive such a license. The license allows for the manufacturing and assembly of communications equipment for local consumption and export. Solutions successfully negotiated with the state owned telephone company for the sale of the first assembled integrated SkyLink(TM) system and the contract was executed in September 2003.

         In 2002, Champion purchased the SkyLink(TM) product line from SmarTrunk. Today, Champion SkyLink(TM) WLL is a fully integrated low density WLL system. We customize the SkyLink(TM) LD-WLL for installation in virtually any low density population area in the world that requires wireless telephony that has the capability to be interconnected to the local PSTN.

         In addition, we intended to begin marketing the WLL product throughout the remainder of Asia in the second quarter 2003 at the annual CommunicAsia trade show, the most influential trade show of the communication industry in Asia and Southeast Asia. However, due to the international outbreak of the SARS epidemic, the trade show was canceled. We are scheduled to participate in the 2004 show. Although this setback limited the number of potential customers that could be attracted at one setting, our marketing for Asia continued. As a result, we also identified potential markets in Africa and Latin America. The SkyLink(TM) product was showcased at the Expo Comm Mexico 2004 trade show in Mexico City in the first quarter 2004 and the product was presented to visitors at what is one of the most important venues of marketing in the industry for Latin America. We are also scheduled to participate in Vietnam Telecomp 2004 to be held in Hanoi in the last quarter of 2004.

         Total revenues for 2003 were $3,027,000, a decrease of $866,000 from 2002. The elimination of equipment sales and rental resulted in $181,000 less revenue in 2003 than 2002. The remainder of the decrease was a $665,000 reduction in dispatch revenues. The loss of revenue is a result of churn experienced by Champion in its core domestic operations. The downturn in the economy since 2002 and the consolidation of businesses have created some of the loss of revenue. Additionally, the emergence of technology and expansion of services offered by companies that previously provided only cellular telephone service has also resulted in the loss of customers. We have a strong dispatch base in five Major Metropolitan Areas, but do not currently have expansion opportunities to blanket the entire United States. Our major competitors; who operate in different frequency bands, are able to offer nationwide coverage. As discussed elsewhere, we continue to actively market our dispatch service with added features, because there is a consumer base for the economical service offered. The customer base is now more unique and therefore the marketing process is more time consuming. Champion's value remains in the value of its assets. There were minimal revenues from spectrum system sales in 2002 and 2003.

         Management recognized the need to diversify Champion's business activities as early as 1999 to foster Company growth and the ability to withstand fluctuations in the various segments of communication sales. Accordingly, we explored related communication equipment sales as previously discussed, in Vietnam and other worldwide locations, because we believe that North America is saturated with communication providers. Through our offshore subsidiaries, we are marketing the SkyLink(TM) LD-WLL and intensely investigating the need and resulting opportunities to provide dispatch communication services in other countries.

         In the past, Champion has been successful buying and selling spectrum, while these transactions were sporadic, they were also highly profitable. In early 2002 a "white paper" was filed with the FCC by Nextel. This white paper addressed interference issues the Nextel system was inflicting upon various communication systems operated by public safety agencies. The white paper suggested a rebanding of various 800 MHz frequencies between current holders. The details of this rebanding are currently being worked out. Consequently, our purchases of 800 MHz spectrum has ceased until rebanding details are made known to all users. Thus, we saw the complete elimination of the Division's commercial activities and the decision was made in early 2003 to disband the Spectrum Division. Nonetheless, this is a business segment that we will monitor and we expect to reenter the market at the time rebanding is completed, which some experts project could be by the end of 2004.

         Costs of sales decreased $151,000 in 2003 from 2002. Cost of equipment sales increased $10,000 because inventory held on hand for direct equipment sales was expensed. Inventory is still retained that will be utilized in sales of the Talk `N Track(TM) product. The small increase in cost of equipment sales was offset by a $9,000 reduction in rental costs, a $16,000 decrease in cost of Spectrum sales and a $136,000 reduction in dispatch costs and expenses, the majority of which are rent savings achieved from the successful renegotiation of tower site rentals.

         Amortization decreased $83,000 in 2003 from 2002 due to a decrease of $117,000 in amortization for licenses that were fully amortized netted against an increase of $34,000 for the first full year of amortization of the SkyLink(TM) firmware. Depreciation decreased $79,000 due to the sale of the rental division and the completion of the sale and disposal of non-core assets in 2002.

         General and administrative expenses decreased $598,000 or 20% from 2002 to 2003. Champion experienced significant savings of $558,000 from discontinuing the spectrum division. As discussed earlier, changes in the industry, brought about by recommendations to the FCC by Nextel in reallocating existing spectrum, has created a void in the current market for spectrum. Radio rental general and administrative was eliminated saving $48,000. General and administrative for the Metro areas increased $254,000 in conjunction with our aggressive Talk `N Track(TM) marketing program, but since these efforts did not produce the desired results, the program has been significantly scaled back. As discussed earlier, we are experiencing formidable competition and the roll out of the Talk `N Track(TM) product has not achieved the successes anticipated. International general and administrative costs decreased $232,000 from 2002. During 2002 legal and expert consulting expenses were incurred for the establishment of international business opportunities as well as legal expenses related to negotiation of a Business Cooperation Contract with a potential partner to provide dispatch services in Vietnam which was unsuccessful, these were non-recurring in 2003. Additionally, at the end of 2002 the General Director resigned and we recognized that a well qualified national employee could be promoted resulting in additional savings.

         Champion recognized a net gain on the sale of communication equipment assets of $590,000 in 2002. The decrease in 2003 is attributed to no significant asset purchase agreements being executed for the sale of selected spectrum communication assets as previously discussed.

         Interest income for 2002 was $40,000 as compared with $16,000 for 2003 due to reduced cash investments. Interest expense for the year ended December 31, 2003 was $2,000, a decrease of $5,000. This decrease in interest expense is due to the repayment of our line of credit and equipment notes. As of December 31, 2003, we had no long term debt.

         The overall net loss reported for 2003 is $1,379,000 as compared to a net loss of $805,000 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, Champion had cash and cash equivalents of approximately $934,000 down $1,188,000 from December 31, 2002. Considerable effort is being expended to achieve expansion of our international activities and the decrease in cash is in large part due to the marketing and development expenditures. We feel that the business must be expanded to enhance our value and while domestic business opportunities exist, the return on investment is not as great as moving into international markets where competition is not as formidable.

         The working capital of Champion was $1,275,000 at December 31, 2003 as compared with $2,183,000 at December 31, 2002.

         Net cash used in operating activities was $1,006,000 for 2003 compared with a net cash use of $890,000 in 2002.

         Net cash used in investing activities was $94,000 for 2003 as compared with net cash provided by investing activities of $243,000 in 2002. Selected communication assets were sold in 2002 resulting in a gain of $590,000 for Champion.

         Net cash used in financing activities was $87,000 in 2003 compared to $1,814,000 in 2002. Less cash was used in financing activities in 2003 as we have continued to reduce our outstanding debt. We utilized cash in 2002 to repurchase 1,859,200 shares owned by David A. Terman, a major stockholder and former director and officer, and Highland Wireless Services, L.L.C., an entity controlled by David A. Terman in a block transaction. The repurchase of the shares held by Mr. Terman and Highland Wireless Services, L.L.C. was approved by the Unanimous Written Consent of the Board of Directors on March 27, 2002. This transaction was completed on March 28, 2002. In addition, we have repurchased 250,000 shares of stock in our repurchase program as of December 31, 2003.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Inventory

         Champion's inventory consists primarily of two-way radios, parts and accessories. We use the average cost method of accounting for inventory and is recorded at the lower of cost or market.

Communications Equipment and Related Assets

         Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

Other Assets

         Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Licenses that are used by Champion are capitalized and amortized under the straight-line method for 5 to 10 years. Amortization of fees paid for refarming and offset filings have been accelerated and were fully amortized at December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

         Champion does not expect adoption of recently issued accounting pronouncements to have a significant impact on Champion's results of operations, financial position or cash flow.

EFFECTS OF INFLATION

         Champion believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on our results of operations.

ITEM 7. FINANCIAL STATEMENTS

         (See Item 13).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information concerning Directors and Executive Officers of the Company is incorporated in reference from Champion's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 12, 2004. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers".

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning Executive Compensation is incorporated by reference from Champion's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 12, 2004. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from Champion's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 12, 2004. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning Certain Relationships and Related Transactions is incorporated by reference from Champion's definitive Proxy Statement and related materials in connection with the annual meeting of stockholders to be held on July 12, 2004. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Certain Relationships and Related Transactions".

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

                                                                                             Page
1.                      Consolidated Financial Statements:

                        Report of Independent Certified Public Accountants                    F-2

                        Consolidated Balance Sheets, December 31, 2003 and 2002               F-4

                        Consolidated Statements of Operations, Years Ended
                        December 31, 2003 and 2002                                            F-5

                        Consolidated Statements of Stockholders' Equity, Years Ended
                        December 31, 2003 and 2002                                            F-6

                        Consolidated Statements of Cash Flows, Years Ended
                        December 31, 2003 and 2002                                            F-7

                        Notes to Consolidated Financial Statements                            F-8

2.       Exhibits:

                                                                              Incorporated by
Number                           Description                                   Reference to
3.1             Certificate of Incorporation filed            Exhibit 3.1 to the Registration Statement on
                September 29, 1994.                           Form 10-SB effective February 13, 1997
                                                              (File No. 0-29032)

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

3.4             By-laws dated September 29, 1994.             Exhibit 3.4 to the Registration Statement on
                                                              Form 10-SB effective February 13, 1997
                                                              (File No. 0-29032)

3.5             Amended and Restated By-laws, as adopted      Exhibit 99.2 of the Company's Current Report
                January 23, 2002.                             on Form 8-K filed February 6, 2002
                                                              (File No. 001-12565)

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

10.4            Lease Amendment dated December 5, 2002        Exhibit 10.40 to the 10-KSB filed March 31,
                between Woodstead-Grogan Operating            2003 (File No. 001-12565)
                Associates, L.P. and the Company

10.5            Master Antenna Site Lease No. 130 dated       Exhibit 10.50 to the 10-KSB filed March 31,
                February 1, 1999 between Pinnacle Towers,     2003 (File No. 001-12565)
                Inc. and the Company

24.1 Power of Attorney (included on signature page)

31.1*           Certification of the Chief Executive Officer
                Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

31.2*           Certification of the Chief Financial Officer
                Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

32.1*           Certification of the Chief Executive Officer
                and Chief Financial Officer Pursuant to 18
                U.S.C. Section 1350, Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of
                2002

-------------
* Filed herewith.

(b)      Reports on Form 8-K.

  None filed during the last quarter of the period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from "Independent Public Accountants" of Champion's definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for Champion's 2004 annual meeting of stockholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 23rd day of March, 2004.

CHAMPION COMMUNICATION SERVICES, INC.

By:      /s/ Albert F. Richmond
         ----------------------
      Albert F. Richmond,
      Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 2003, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signature                            Title                             Date
     /s/ Albert F. Richmond        Chairman of the Board,                   March 23, 2004
--------------------------------   Chief Executive Officer and President
Albert F. Richmond

     /s/ Pamela R. Cooper          Chief Financial Officer, Treasurer,      March 23, 2004
--------------------------------   and Controller
Pamela R. Cooper

     /s/ Peter F. Dicks            Director                                 March 25, 2004
--------------------------------
Peter F. Dicks

     /s/ James H. Grossman         Director                                 March 23, 2004
--------------------------------
James H. Grossman

                                                                                                   Page
Consolidated Financial Statements:

  Report of Independent Certified Public Accountants............................................    F-2

  Consolidated Balance Sheets, December 31, 2003 and 2002.......................................    F-4

  Consolidated Statements of Operations, Years Ended December 31, 2003 and 2002 ................    F-5

  Consolidated Statements of Stockholders' Equity, Years Ended
           December 31, 2003 and 2002...........................................................    F-6

  Consolidated Statements of Cash Flows, Years Ended December 31, 2003 and 2002.................    F-7

  Notes to Consolidated Financial Statements....................................................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Champion Communication Services, Inc.

We have audited the accompanying consolidated balance sheet of Champion Communication Services, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PLLC
-------------------------
Houston, Texas
February 5, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Champion Communication Services, Inc.

We have audited the accompanying consolidated balance sheets of Champion Communication Services, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
--------------------
Houston, Texas
March 14, 2003

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                                           2003              2002
                                                                                           ----              ----
ASSETS

Current Assets
      Cash and cash equivalents                                                       $   834,292         $ 2,021,658
      Restricted cash                                                                     100,000             100,000
      Accounts receivable, net of allowance for doubtful accounts of
         $9,263 and $24,066, respectively                                                 108,271             248,967
      Inventories                                                                         173,569             188,750
      Refundable income taxes                                                             340,000             238,000
      Prepaid expenses and other                                                           95,300              93,374
                                                                                      -----------         -----------

         Total Current Assets                                                           1,651,432           2,890,749
                                                                                      -----------         -----------

Communications equipment and related assets, net                                          773,624             924,278
Deferred taxes                                                                                  -              56,000
Other assets, net of amortization of $1,118,614 and $816,744, respectively                555,693             861,416
                                                                                      -----------         -----------

                                                                                      $ 2,980,749         $ 4,732,443
                                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                                $   102,741         $   164,139
      Accrued expenses                                                                    267,347             493,863
      License sales deposits                                                                5,200               2,000
      Current maturities of notes payable                                                   1,144              47,520
                                                                                      -----------         -----------

         Total Current Liabilities                                                        376,432             707,522
                                                                                      -----------         -----------

Long-Term Liabilities
      Customer deposits                                                                     1,758               2,077
                                                                                      -----------         -----------

         Total Liabilities                                                                378,190             709,599
                                                                                      -----------         -----------

Commitments and Contingencies (Note 10)

Stockholders' Equity
      Common stock, $0.01 par value, 20,000,000 shares authorized, 6,201,690 shares issued and 4,088,917 outstanding at December 31, 2003 and
          6,201,690 shares issued and 4,154,851 outstanding at
          December 31, 2002                                                                40,889              62,017
      Additional paid-in capital                                                        3,611,157           5,226,703
      Treasury stock, 2,112,773 shares at December 31, 2003 and 2,046,839
          shares at December 31, 2002, at cost                                                  -          (1,595,588)
      Retained earnings                                                                (1,049,487)            329,712
                                                                                      -----------         -----------

Total Stockholders' Equity                                                              2,602,559           4,022,844
                                                                                      -----------         -----------
                                                                                      $ 2,980,749         $ 4,732,443
                                                                                      ===========         ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2003 and 2002

                                                                           2003                2002
                                                                        -----------         -----------
Revenues
    Dispatch communications                                             $ 3,004,740         $ 3,670,097
    Equipment sales and service                                              20,172             113,964
    Rental                                                                        -              87,345
    Spectrum sales and fees                                                   1,680              21,956
                                                                        -----------         -----------

        Total Revenues                                                    3,026,592           3,893,362
                                                                        -----------         -----------

Operating expenses:
    Cost of sales:
      Dispatch communications                                             1,617,561           1,753,523
      Equipment sales and service                                           102,597              93,169
      Rental                                                                      -               8,606
      Spectrum sales and fees                                                   905              16,906
                                                                        -----------         -----------

        Total Cost of Sales                                               1,721,063           1,872,204
                                                                        -----------         -----------

        Gross Margin                                                      1,305,529           2,021,158

    Provision for doubtful accounts                                          11,000                   -

    Depreciation and amortization                                           544,414             706,668

    General and administrative expenses                                   2,444,954           3,043,299

    Net (gain) loss  on disposal/sale of fixed  and other assets              5,964            (590,465)
                                                                        -----------         -----------

      Operating (loss)                                                   (1,700,803)         (1,138,344)
                                                                        -----------         -----------
Other income (expenses):

    Interest income                                                          15,750              39,592
    Interest expense                                                         (1,740)             (6,850)
                                                                        -----------         -----------

(Loss) before income taxes                                               (1,686,793)         (1,105,602)
                                                                        -----------         -----------

Income tax (benefit)                                                       (307,594)           (301,010)
                                                                        -----------         -----------

Net (loss)                                                             ($ 1,379,199)       ($   804,592)
                                                                        ===========         ===========

Weighted average common shares outstanding                                4,104,839           4,672,588
                                                                        ===========         ===========

Basic net income (loss) per common share                                $     (0.34)        $     (0.17)
                                                                        ===========         ===========

Diluted net income (loss) per common share                              $     (0.34)        $     (0.17)
                                                                        ===========         ===========

See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2003 and 2002

                                                                     Additional                          Retained         Total
                                      Common stock     Common         paid-in                            earnings     stockholders
                                         shares         stock         capital         Treasury Stock     (deficit)       equity
                                      -----------    -----------    -----------       --------------    -----------   ------------
Balance at December 31, 2001            6,201,690    $    62,017    $ 5,226,234       ($     18,611)    $ 1,134,304    $ 6,403,944

Purchase of treasury stock                      -              -              -          (1,597,155)              -     (1,597,155)

Re-issuance of treasury stock                   -              -            469              20,178               -         20,647

Net loss for 2002                               -              -              -                   -        (804,592)      (804,592)
                                        ---------    -----------    -----------        ------------     -----------    -----------

Balance at December 31, 2002            6,201,690         62,017      5,226,703          (1,595,588)        329,712      4,022,844
                                        ---------    -----------    -----------        ------------     -----------    -----------
Purchase of treasury stock                      -              -              -             (52,984)              -        (52,984)

Re-issuance of treasury stock                   -              -           (387)             12,285               -         11,898

Reclass treasury into common shares    (2,112,773)       (21,128)    (1,615,159)          1,636,287               -              -

Net loss for 2003                               -              -              -                   -      (1,379,199)    (1,379,199)
                                        ---------    -----------    -----------        ------------     -----------    -----------

Balance at December 31, 2003            4,088,917    $    40,889    $ 3,611,157        $          0    ($ 1,049,487)   $ 2,602,559
                                        =========    ===========    ===========        ============     ===========    ===========

       See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                                                           2003                2002
                                                                                           ----                ----
Cash flows from operating activities:
    Net loss                                                                            ($1,379,199)        ($  804,592)
    Adjustments to reconcile net loss to Net cash used in operating activities:
      Depreciation and amortization                                                         544,414             706,668
      Bad debt expense                                                                       11,000                   -
      (Gain) loss on disposal/sale of fixed and other assets                                  5,964            (590,465)
      Deferred taxes                                                                         56,000              30,000
      Change in assets and liabilities:
        Accounts receivable                                                                 129,116             115,755
        Refundable income taxes                                                            (102,000)           (238,000)
        Inventory                                                                            13,638             (22,621)
        Prepaid expenses                                                                     (1,926)            179,884
        Accounts payable                                                                    (61,044)            (71,861)
        Accrued expenses                                                                   (226,516)           (135,587)
        License sales and customer deposits                                                   4,255             (54,859)
        Deferred revenue                                                                          -              (4,812)
                                                                                        -----------         -----------
          Net cash used in operating activities                                          (1,006,298)           (890,490)
                                                                                        -----------         -----------

Cash flows from investing activities:
    Purchases of fixed and other assets                                                    (112,690)           (579,917)
    Proceeds from sale fixed and other assets                                                19,084             822,608
                                                                                        -----------         -----------
          Net cash provided by (used in) investing activities                               (93,606)            242,691
                                                                                        -----------         -----------

Cash flows from financing activities:
    Repayment of notes payable                                                              (46,376)           (237,584)
    Purchase of treasury stock, net of issuances                                            (41,086)         (1,576,508)
                                                                                        -----------         -----------
          Net cash used in financing activities                                             (87,462)         (1,814,092)
                                                                                        -----------         -----------

Decrease in cash and cash equivalents                                                    (1,187,366)         (2,461,891)

Cash and cash equivalents at beginning of year                                            2,021,658           4,483,549
                                                                                        -----------         -----------

Cash and cash equivalents at end of year                                                $   834,292         $ 2,021,658
                                                                                        ===========         ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
    Taxes                                                                              ($     5,239)        $   163,919
                                                                                        ===========         ===========
    Interest                                                                            $     2,025         $     8,421
                                                                                        ===========         ===========
    Non-cash transactions:
    Transfer of property and equipment and intangible assets to inventory               $     1,544         $    25,452
                                                                                        ===========         ===========
    Equipment sold in exchange for other assets                                        ($       226)        $    87,278
                                                                                        ===========         ===========

       See accompanying notes to consolidated financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

(1)      Summary of Significant Accounting Policies

     (a) Description of Business

                  Champion Communication Services, Inc. is a provider of high powered community repeater dispatch services operating within the 450 - 512 MHz and limited operations in the 800 MHz frequency band in the United States. Our customers consist primarily of business and government agencies located in both metropolitan and rural geographic regions. We provide customers with dispatch airtime and data transmission service.

                  To pursue international business opportunities, we formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly owned subsidiaries. Authority for resident offices was obtained in Vietnam during 2001 and Champion Vietnam Wireless B.V. has established offices in both Hanoi and Ho Chi Minh City. On December 16, 2002, an investment license was granted for Champion Wireless Solutions (Vietnam), Limited to manufacture and assemble communication equipment for local and export sales offering the SkyLink(TM) product line of wireless local loop telephony.

     (b) Organization and Basis of Presentation

                  Champion has raised equity capital through the issuance of common stock and warrants, which expired during 1998, to the public sector in the United States and Canada. Accordingly, its securities are registered with the Securities and Exchange Commission in the United States of America and listed on the TSX Venture Exchange.

                  The consolidated financial statements include the accounts of Champion Communication Services, Inc. and its wholly-owned subsidiaries, Champion Wireless International B.V., Champion Vietnam Wireless B.V., Champion Wireless Solutions (Vietnam), Limited and Champion Wireless Systems International N.V. All significant intercompany transactions and balances have been eliminated in consolidation.

                  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The differences between accounting principles generally accepted in the United States of America and Canada would not have a material impact on the accompanying financial statements.

     (c) Cash and Cash Equivalents

                  For purposes of the statements of cash flows, we consider all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

                  Champion has $100,000 restricted as collateral for its direct deposit payroll. These funds are invested in a money market account.

    (d)  Allowance for Doubtful Accounts

                  Champion recognizes an allowance for doubtful accounts equivalent to an estimate of account balances that may prove to be uncollectible upon historical experience and assessment of the general financial conditions affecting the aged receivable base. In addition, specifically identified amounts that management believes to be uncollectible are recorded in the allowance for doubtful accounts.

     (e) Inventory

                  Champion's inventory consists primarily of two-way radios, parts and accessories. We use the average cost method of accounting for inventory which is recorded at the lower of cost or market.

     (f) Communications Equipment and Related Assets

                  Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

     (g) Other Assets

                  Fees associated with obtaining Federal Communication Commission (FCC) licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Licenses that are used by Champion are capitalized and amortized under the straight-line method for 5 to 10 years. Amortization of fees paid for refarming and offset filings were accelerated and fully amortized and retired at December 31, 2002.

     (h) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

                  Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets as of December 31, 2003 and 2002 indicated there was no impairment to these assets' carrying values.

     (i) Accrued Expenses

                  Accrued expenses at December 31, 2003 consist primarily of accrued tower rents totaling $69,000 and our annual 401(k) match totaling $59,000. The remaining balance consists of normal course of business liabilities. At December 31, 2002, accrued expenses consisted primarily of accrued tower rents totaling $245,000.

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

    (k)  Stock Option Plan

         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Champion has elected to continue to apply the provisions of APB Opinion No. 25, in which no compensation expense is recognized for employee stock option if there is no intrinsic value at the date of the grant, and to provide the pro forma disclosure provisions of SFAS No. 123 (See Note 8).

                  Champion applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements for the years ended December 31, 2003 and 2002. Had we determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, our net loss would have been reduced (increased) to the pro forma amounts indicated below:

                                                                          2003                2002
                                                                          ----                ----
Net loss,  as reported                                                 $(1,379,199)        $  (804,592)

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                        (43,474)            (16,592)
                                                                       -----------         -----------

Pro Forma net loss                                                     $(1,422,673)        $  (821,184)
                                                                       ===========         ===========

Net loss per share, basic and diluted

As reported                                                            $     (0.34)        $     (0.17)
Pro forma                                                              $     (0.35)        $     (0.18)
                                                                       -----------         -----------

    (l)  Treasury Stock

                  Champion utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

    (m)  Net Income (Loss) Per Common Share

                  For the years ended December 31, 2003 and 2002, the weighted average number of common shares outstanding was 4,104,839 and 4,672,588, respectively. In calculating EPS for the year ended December 31, 2003, options to purchase 405,000 shares of common stock at exercise prices ranging from $0.35 to $2.75 were not included because the potential shares were considered anti-dilutive due to our reported loss. In calculating diluted EPS for the year ended December 31, 2002, options to purchase 320,000, shares of common stock at exercise prices ranging from $0.50 to $2.75 were not included because the potential shares were considered anti-dilutive due to our reported loss.

    (n)  Use of Estimates

                  Champion's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (o) Differences Between Generally Accepted Accounting Principles in the United States and Canada

                        Champion prepares its financial statements in accordance with generally accepted accounting principles (GAAP) in the United States of America. There are no significant differences between the United States of America and Canadian GAAP effecting our financial statements.

     (p) Reclassification

                        Certain balances as of and for the year ended December 31, 2002 have been reclassified to conform with the current year presentation.

     (q) New Accounting Pronouncements

                        Champion does not expect adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

(2)      Accounts Receivable and Allowance for Doubtful Accounts

                  Accounts receivable are customer obligations due under normal trade terms. We provide services principally to businesses and government agencies involved in a variety of industries that typically benefit from fleet communication and data transmission in our operating areas. Management monitors the credit performance of customers' financial conditions. Although collateral is generally not required; prepayment may be required from selected customers in certain circumstances.

                  Management reviews accounts receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Accounts receivable balances that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, we believe that the allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

(3)      Concentration of Credit Risk

                  Champion maintains cash deposits predominantly in U.S. banks, which, from time to time, exceed the amount of depositors insurance available. Management assesses the financial condition of these banks and believes that the possibility of any credit loss is minimal. Champion extends credit to its customers located in the U.S. and Vietnam and considers there to be no concentration of credit risk.

(4)   Communication Equipment and Related Assets

         Communication equipment and related assets at December 31, 2003 and 2002 are comprised of the following:

                                                                             December 31, 2003
                                                             ------------------------------------------------
                                            Asset                              Accumulated             Net
                                            Life                Cost           Depreciation          Balance
                                         ------------        ----------        ------------          --------
Base station and related equipment       5 - 10 years        $1,793,733          $1,094,995          $698,738

Other  furniture,  data  processing
and communications equipment             2 - 5 years            383,746             308,860            74,886
                                                             ----------          ----------          --------

                                                             $2,177,479          $1,403,855          $773,624
                                                             ==========          ==========          ========

                                                                            December 31, 2002
                                                             ------------------------------------------------
                                             Asset                               Accumulated            Net
                                             Life               Cost            Depreciation          Balance
                                         ------------        ----------         ------------          -------
Base station and related equipment       5 - 10 years        $1,794,396          $  953,820           $840,576

Other  furniture,  data  processing
and communications equipment             2 - 5 years            396,604             312,902             83,702
                                                             ----------          ----------           --------

                                                             $2,191,000          $1,266,722           $924,278
                                                             ==========          ==========           ========

                  During the year ended December 31, 2003, communication equipment and other assets with a net book value of approximately $2,000 were sold resulting in a gain of approximately $10,000. In addition, we disposed of communication equipment and other assets with a net book value of approximately $16,000, decreasing the gain to an approximate net loss $6,000 for the year ended December 31, 2003. During the year ended December 31, 2002, communication equipment and other assets with a net book value of approximately $147,000 were sold resulting in a gain of approximately $675,000. In addition, we disposed of communication equipment, rental radios and other assets with a net book value of approximately $85,000 reducing the total net gain to approximately $590,000 for the year ended December 31, 2002.

(5)      Notes Payable

                  At December 31, 2003 and 2002, notes payable consisted of the following:

                                                                                        2003             2002
                                                                                      --------         -------
Installment note payable due in monthly payments of $3,529,  at interest rates
of 11.0%.  This note matured and was paid in 2003                                     $      -         $ 27,113

Other                                                                                    1,144           20,407
                                                                                      --------         --------

Total notes payable                                                                      1,144           47,520
Less current maturities                                                                 (1,144)         (47,520)
                                                                                      --------         --------
                                                                                      $      -         $      -
                                                                                      ========         ========

(6)      Income Taxes

                  The provision for income taxes (benefit) consisted of the following for the years ended December 31, 2003 and 2002:

                                          2003              2002
                                          ----              ----
  Current:

Federal                                ($ 351,376)       ($ 263,467)
State                                     (12,218)          (67,543)
Deferred                                   56,000            30,000
                                        ---------         ---------

Net Income Tax Expense (Benefit)       ($ 307,594)       ($ 301,010)
                                        =========         =========

                  For the years ended December 31, 2003 and 2002, Champion's effective income tax rate differed from the statutory tax rate as follows:

                                                      2003         2002
                                                      ----         ----
Federal statutory tax rate                             (34)%        (34)%
State income tax rate                                   (1)          (6)
Non-deductible expenses                                  -            1
Change in valuation allowance                            1            -
Foreign Operations                                      18           16
Other                                                   (2)          (3)
                                                       ---          ---

Effective tax rate                                     (18)%        (26)%
                                                       ===          ===

                  As of December 31, 2003 and 2002, deferred tax assets and liabilities were as follows:

                                           2003       2002
                                           ----       ----
Allowance for doubtful accounts         $   3,000    $ 8,000
Communications equipment                  192,000     48,000
                                        ---------    -------
       Total deferred tax assets          195,000     56,000
       Less: Valuation Allowance         (195,000)         -
                                        ---------    -------
      Net, deferred tax assets          $       -    $56,000
                                        =========    =======

                  Champion had net operating losses of approximately $733,000 and $1,000,000 for the years ended December 31, 2002 and 2003, respectively, which we carried back to 2001.

(7)      Stockholders' Equity

                  During the year ended December 31, 2003, we issued 12,917 shares at $0.60 per share in connection with our contribution to match employee's participation in our 401(K) plan. During the year ended December 31, 2002, we issued 32,261 shares at $0.63 per share in connection with our contribution to match employee's participation in our 401(K) plan.

                  During the year ended December 31, 2003 and 2002, we acquired, to be held in treasury stock, 85,851 and 2,047,635 shares of our common stock at prices averaging $0.61 per share and $0.78 per share, respectively.

(8)      Stock Options

                  In 1996, Champion adopted the "1996 Incentive Plan" (the Plan) to provide incentive options, non-statutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees prior to August 1, 2000, vest and become fully exercisable after a range of two to six years from the date of grant. For options granted to employees after August 1, 2000, twenty-five percent (25%) vest and become exercisable immediately and twenty-five percent (25%) vest and become exercisable in each of the three following years. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 2003 and 2002, there were 95,000 and 180,000 additional shares, respectively, available for grant under the Plan.

                  During 2002, Champion granted options to purchase 55,000 shares of common stock to employees and our directors. The per share weighted-average value of stock options granted during 2002 was $0.63, on the date of grant, using the Black-Scholes option model with the following assumptions: weighted-average risk-free interest rate of 4.0%, weighted-average expected life of three years, weighted-average expected volatility of 85%, and no expected dividend yield.

                  During 2003, Champion granted options to purchase 202,000 shares of common stock to employees and our directors. The per share weighted-average value of stock options granted during 2003 was $0.18, on the date of grant, using the Black Scholes option model with the following assumptions: weighted-average risk-free interest rate of 2.28%, weighted-average expected life of three years, weighted-average expected volatility of 77%, and no expected dividend yield

                  The following table summarizes the information about the stock options as of December 31, 2003:

                                            Weighted
                Number       Weighted        Average         Number        Weighted
Range of     Outstanding      Average       Remaining     Exercisable      Average
Exercise         at          Exercise    Contracted Life      at           Exercise
 Price        12/31/03        Price         (Years)        12/31/03         Price
 -----        --------        -----         -------        --------         -----
$  0.35         57,000        $  0.35           9.78         14,250        $  0.35

   0.50          1,500           0.50           6.00          1,500           0.50

   0.51         25,000           0.51           9.50         21,250           0.51

   0.55         25,000           0.55           8.07         12,500           0.55

   0.56          2,000           0.56           7.01          2,000           0.56

   0.57        100,000           0.57           9.25        100,000           0.57

   0.60         20,000           0.60           9.00         20,000           0.60

   0.63         20,000           0.63           8.30         20,000           0.63

   0.64         10,000           0.64           8.00         10,000           0.64

   0.88         75,000           0.88           5.33         37,500           0.88

   1.00         24,500           1.00           4.85         21,250           1.00

   1.25         11,500           1.25           4.46          9,000           1.25

   2.00         20,000           2.00           2.43         20,000           2.00

   2.22         12,000           2.22           2.68         12,000           2.22

   2.75          1,500           2.75           3.00          1,500           2.75
-----------    -------        -------           ----        -------        -------
$0.35-$2.75    405,000        $  0.72           7.68        302,750        $  0.82
===========    =======        =======           ====        =======        =======

                                 Number of    Weighted-average
                                  Options      exercise price
                                 ---------    ----------------
Balance at December 2001          303,000         $   1.19
        Granted                    55,000             0.58
        Forfeited                 (38,000)            1.20
                                  -------             ----

Balance at December 2002          320,000             1.04
        Granted                   202,000             0.50
        Forfeited                (117,000)            1.16
                                 --------         --------

Balance at December 2003          405,000         $   0.72
                                 ========         ========

                  At December 31, 2003 and 2002, the number of options exercisable under the Plan was 302,750 and 174,250 respectively, and the weighted-average exercise price of these options was $0.82 and $1.23, respectively.

(9)      401(k) Plan

                  In January 1996, Champion adopted a 401(k) Plan (the "401(k) Plan") under which all employees who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. Champion may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors elected to match the 2003 and 2002 contributions by 100%. Such contributions amounted to $58,605 and $43,690 for the years ended December 31, 2003 and 2002, respectively.

(10)     Commitments and Contingencies

         Lease Commitments

                  At December 31, 2003 Champion had commitments under non-cancelable operating lease agreements for the rental of office and tower space. Future minimum rental payments due under the leases are:

2004            322,545
2005            271,323
2006             32,430
              ---------
              $ 626,298
              =========

                  During the year ended December 31, 2003 we incurred $149,705 in office rental expense and $1,178,720 in tower rental expense. During the year ended December 31, 2002 we incurred $178,457 in office rental expense and $1,315,870 in tower rental expense.

         Legal Proceedings

                  From time to time, Champion is involved in discussions relating to various claims arising in the ordinary course of business. Management has reviewed these claims with legal counsel and believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect our financial position.

(11)     Segment Reporting

                  Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam. The accounting policies of the segments are the same as described in the summary of significant accounting policies. All intercompany transactions between the segments have been eliminated. Our international operations prior to 2002 had been minimal with no revenues.

                  Champion acquired the SkyLink(TM) product line to enhance our sale of Wireless Local Loop products in 2002. This product is designed to provide wireless telephony, fax and internet service to sparsely populated areas with difficult terrains. Revenues for 2002 were $22,000 all of which were generated from third parties.

                  Segment results for the years ended December 31, 2003 and 2002 are as follows:

                                      United States      International        Consolidated
                                      -------------      -------------        ------------
December 31, 2003
    Revenues                          $ 3,026,420         $       172         $ 3,026,592
    Pretax income (loss)               (1,217,823)           (468,970)         (1,686,793)
    Depreciation /Amortization            443,875             100,539             544,414
Interest
    Revenue                                15,750                   -              15,750
    Expense                                (1,740)                  -              (1,740)
                                      -----------         -----------         -----------
    Net                                    14,010                   -             (14,010)
                                      ===========         ===========         ===========
Total assets                            2,471,335             509,414           2,980,749

December 31, 2002
    Revenues                          $ 3,871,452         $    21,910         $ 3,893,362
    Pretax income (loss)                 (584,032)           (521,570)         (1,105,602)
    Depreciation/Amortization             645,546              61,122             706,668
Interest
    Revenue                                39,592                   -              39,592
    Expense                                (6,850)                  -              (6,850)
                                      -----------         -----------         -----------
    Net                                    32,742                   -              32,742
                                      ===========         ===========         ===========

    Total assets                        4,208,785             523,658           4,732,443

                                 EXHIBIT INDEX

                                                                             Incorporated by
Number                    Description                                          Reference to
3.1             Certificate of Incorporation filed            Exhibit 3.1 to the Registration Statement on
                September 29, 1994.                           Form 10-SB effective February 13, 1997
                                                              (File No. 0-29032)

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

3.4             By-laws dated September 29, 1994.             Exhibit 3.4 to the Registration Statement on
                                                              Form 10-SB effective February 13, 1997
                                                              (File No. 0-29032)

3.5             Amended and Restated By-laws, as adopted      Exhibit 99.2 of the Company's Current Report
                January 23, 2002.                             on Form 8-K filed February 6, 2002
                                                              (File No. 001-12565)

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

10.4            Lease Amendment dated December 5, 2002        Exhibit 10.40 to the 10-KSB filed March 31,
                between Woodstead-Grogan Operating            2003 (File No. 001-12565)
                Associates, L.P. and the Company

10.5            Master Antenna Site Lease No. 130 dated       Exhibit 10.50 to the 10-KSB filed March 31,
                February 1, 1999 between Pinnacle Towers,     2003 (File No. 001-12565)
                Inc. and the Company

24.1 Power of Attorney (included on signature page)

31.1*           Certification of the Chief Executive Officer
                Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

31.2*           Certification of the Chief Financial Officer
                Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

32.1*           Certification of the Chief Executive Officer
                and Chief Financial Officer Pursuant to 18
                U.S.C. Section 1350, Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of
                2002

-------------
* Filed herewith.