Form 10KSB/A
period 2003-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2004-04-29
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

{ X } Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003.

0r

{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From ____________to _____________

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of April 22, 2004, there were 4,088,917 shares of common stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 22, 2004 was $574,229 based upon the average bid and ask price of the common stock on such date of U.S. $0.32 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
    None.

                                EXPLANATORY NOTE

      The registrant amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 25, 2004, by adding the following Items: (i) Part III, Item 9, Directors and Executive Officers of the Registrant, (ii) Part III, Item 10, Executive Compensation, (iii) Part III, Item 11, Security Ownership of Certain Beneficial Owners and Management, (iv) Part III, Item 12, Certain Relationships and Related Transactions, (v) Part III, Item 13, Exhibits and Reports on 8-K, and (vi) Part III, Item 14, Principal Accountant Fees and Services, which the Registrant intended to incorporate by reference from the Registrant's Proxy Statement for the 2004 Annual Meeting. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the Amendment set forth below. All capitalized terms not defined in this Form 10-KSB/A have the meanings ascribed to them in the original Form 10-KSB.

      This Form 10-KSB/A also includes the following exhibits:

      31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to each director and each executive officer of the Company:

                 Name                                Age                             Position
                 ----                                ---                             --------
Albert F. Richmond (2)                               62                Chairman of the Board, Chief
Houston, Texas                                                         Executive Officer and President
Pamela R. Cooper                                     51                Chief Financial Officer, Treasurer,
Spring, Texas                                                          Secretary and Controller
Peter F. Dicks (1)(2)                                61                Director
London, England
James H. Grossman (1)(2)                             64                Director
San Francisco, California

----------------------------
(1)  Member of Audit Committee
(2) Member of Compensation Committee

Officers are elected by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

ALBERT F. RICHMOND has served as Chairman of the Board, Chief Executive Officer, and a director of the Company since September 29, 1994 and as President since January 9, 2001. From May 1986 to February 1996, he was Chairman of the Board of Olympic Natural Gas Company, and from 1981 to 1986 he served as Chief Financial Officer and a director of American Oil and Gas Corporation. Mr. Richmond received a Bachelor of Business Administration degree from Texas Christian University in 1965.

PETER F. DICKS has been a director of the Company since October 24, 1994. He has also served as a director of Standard Microsystems Corporation, a publicly traded company, since June 1992. Mr. Dicks serves as a director for several companies in the United Kingdom, including Graphite Enterprise Trust PLC, Polar Capital Technology Trust PLC, PNC Telecom PLC and Second London American Growth Trust PLC, all of which are publicly traded companies. From 1973 to 1991, he was a founder and director of Abingworth Management Holdings, Ltd., a company that provided venture capital investment management services.

JAMES H. GROSSMAN is currently with his own law firm, JHG Advisors. From 1995 to 2003, Mr. Grossman served as a corporate, venture capital and international business lawyer with the firm of Crosby, Heafey, Roach, & May. From 1994 to 1995, Mr. Grossman was General Counsel of the Slovenia Development Capital Fund. In 1993, Mr. Grossman served as Special Representative for the United Nations Development Program. In 1992, Mr. Grossman was appointed by President George Bush to serve as Chairman, U.S. Foreign Claims Settlement Commission, where he served from 1992 until 1993. From 1990 to 1991, Mr. Grossman was the Chief Negotiator for the U.S. in the tariff reduction acceleration round of the U.S. Canada Free Trade Agreement, which was a precursor to the creation of NAFTA. Mr. Grossman received a BA, International Relations/Political Science/History in 1960 from the University of California at Berkeley, and a JD from Harvard University in 1963.

AUDIT COMMITTEE FINANCIAL EXPERT

        The Company's Board of Directors has determined that the Audit Committee does not have any "audit committee financial expert," as defined by applicable law. The cost to retain an audit committee financial expert at this time is viewed as cost prohibitive. However, the Board of Directors believes that each audit committee member has sufficient knowledge in financial auditing matters to serve on the committee. The committee has the authority to engage legal counsel or other experts or consultants as it deems necessary to carry out its responsibilities.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Based on a review of Forms 3, 4 and 5 furnished to the Company, all of the Company's officers and directors and beneficial owners of ten percent of the Company's Common Stock were in compliance with the reporting requirements of
Section 16(a) during the fiscal year ended December 31, 2003, except that Mr. Grossman failed to file a Form 3 and a Form 4 on a timely basis and Ms. Cooper and Mr. Dicks failed to file a Form 4 on a timely basis. The required filings were made by Mr. Grossman after noting the failure to file and the filings for Ms. Cooper and Mr. Dicks will be made promptly.

CODE OF ETHICS

      We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on our Web site at www.champcom.com. We intend to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our Web site.

Item 10. Executive Compensation

COMPENSATION OF DIRECTORS

      Directors who were not officers and employees of or consultants to the Company received compensation of $10,000 per year retainer with an additional $2,000 per year for committee members. Directors' expenses for attending meetings are reimbursed by the Company.

EXECUTIVE COMPENSATION

      The following table sets forth certain information with respect to the compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended December 31, 2003, 2002, and 2001, with respect to the Company's Chief Executive Officer, Mr. Richmond. No other executive officers of the Company received annual compensation (including salary and bonuses earned) which exceeded $100,000 during the fiscal year ended December 31, 2003.

                                                                Annual Compensation
                                       ----------------------------------------------------------------------
                                        Fiscal Year
                                           Ended                                            Other Annual
NAME AND PRINCIPAL POSITION               Dec. 31          Salary ($)         Bonus         Compensation
                                       --------------   ---------------   --------------   ------------------
Albert F. Richmond,                         2003          $ 200,000            --                 --
Chairman of the Board and                   2002          $ 200,000            --                 --
Chief Executive Officer                     2001          $ 140,000            --                 --


      During the last completed fiscal year, the Company has not granted any stock options to the named executive officer. Thus, no options were granted to or exercised by the named executive officer during 2003. The named executive officer did not receive any other annual compensation not categorized as salary, bonus or commissions except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 21, 2004 by (i) each director and officer of the Company, (ii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                                                                                      Percent
                     Name of Beneficial Owner (1)                           Number of Shares     Beneficially Owned
                     ----------------------------                           ----------------     ------------------
Albert F. Richmond                                                            2,109,550 (2)            51.59%

Pamela R. Cooper                                                                188,400 (3)             4.25%

Peter F. Dicks                                                                  218,000 (4)             4.98%
23 Bentinck Street
London, W1M 5RL
England

James H. Grossman                                                                51,000 (5)             1.22%
2462 Broadway
San Francisco, CA 94115

All executive officers and directors as a group (four individuals)            2,566,950                55.39%

-----------------------

(1) Except as otherwise noted, the address of each holder is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380.

(2) Includes 199,900 shares held in Richmond Holdings, Inc. of which Albert F. Richmond is the sole stockholder. Includes 7,500 shares held by Guarantee & Trust Co., as Custodian of IRA for Linda L. Richmond and 37,500 shares held by Guarantee & Trust Co., Ttee. FBO for Albert F. Richmond, IRA.

(3) Includes 11,700 shares held by Bank One Securities Corporation, as Custodian of IRA and 154,500 shares that Ms. Cooper may acquire upon the exercise of currently exercisable stock options.

(4) Includes 68,000 shares that Mr. Dicks may acquire upon the exercise of currently exercisable stock options.

(5) Includes 50,000 shares that Mr. Grossman may acquire upon the exercise of currently exercisable stock options.


EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of December 31, 2003 with respect to shares of our common stock that may be issued under our 1996 incentive plan.

                                                                                       (C)
                                                                                 Number of Shares
                                                                             Remaining Available for
                                        (A)                    (B)            Future Issuance Under
                              Number of Shares to be    Weighted Average    Equity Compensation Plans
                               Issued Upon Exercise     Exercise Price of       (Excluding Shares
Plan Category                 of Outstanding Options   Outstanding Options    Reflected in Column A)
----------------------------  -----------------------  -------------------  --------------------------
Equity compensation plans                     405,000                $0.82                      95,000
approved by shareholders

Equity compensation plans
not approved by shareholders                      N/A                  N/A                         N/A

Item 12. Certain Relationships and Related Transactions

      In August of 2001, the Company engaged Randel R. Young, a former director, to provide consulting services to the Company for the purpose of evaluation and negotiation of certain international projects. Mr. Young was engaged for a period of eight months. During this time period, Mr. Young also served as a director and as a member of the Audit and Compensation Committees until his resignation on April 21, 2002. Mr. Young was compensated $75,000 for the year ended 2001 and $45,000 for the first quarter 2002 for his consulting services in addition to his director's fees and reimbursable expenses.

Item 14. Principal Accountant Fees and Services

      Aggregate fees billed to the Company for the fiscal year ended December 31, 2003 by Malone & Bailey, PLLC, the Company's independent auditors, and for the fiscal year ended December 31, 2002 by BDO Seidman, LLP, the Company's previous independent auditors, were as follows:


                                                                   FISCAL YEAR ENDED
                                                           --------------------------------
                                                                 2003             2002
                                                           --------------    --------------
Audit Fees(1)                                              $       49,600    $       85,000
Audit-Related Fees(2)                                                 658             5,144
                                                           --------------    --------------
Total Audit and Audit-Related Fees                                 50,258            90,144
Tax Fees(3)                                                         6,025             7,275
All Other Fees(4)                                                   1,524             3,967
                                                           --------------    --------------
Total Fees                                                 $       57,807    $      101,386
                                                           ==============    ==============

(1) Of the total for fiscal year 2003, $40,600 in audit fees were billed to the Company by Malone & Bailey, PLLC and for fiscal year 2002, $9,000 by BDO Seidman, LLP for its review of the condensed financial statements included in the Company's Quarterly Reports on Form 10-QSB. Audit fees represent fees for professional services rendered in connection with the engagement to audit and report on the financial statements, review of quarterly and annual financial statements.

(2) Audit-related fees for assurance and related services that are reasonably related to the performance or review of the Company's financial statements and are not included above as "Audit Fees." No professional services for audit-related services were provided by Malone & Bailey, PLLC for fiscal year 2002.

(3) Includes fees for tax consulting services, tax compliance services and preparation of statutory tax reports.

(4) Includes fees billed for services rendered other than the services covered in the table above, which consisted primarily of audit committee meeting participation.

      Consistent with the SEC's rules, the Company's Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to the Company. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the Company's auditors. There are no exceptions to the policy of securing pre-approval of the Audit Committee for any service provided by the Company's independent accounting firm.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 29th day of April, 2004.

CHAMPION COMMUNICATION SERVICES, INC.


By: /s/ Albert F. Richmond
  ------------------------
    Albert F. Richmond,
    Chairman of the Board, Chief Executive Officer and President

                               INDEX TO EXHIBITS

Exhibit
No.      Description
-------  -----------
31.1     Certificate of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

31.2     Certificate of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

32.1     Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

32.2     Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002