Form 10QSB
period 2004-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2004-05-17
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                    1934 for the Quarter Ended March 31, 2004

{ } Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to

Commission File Number 001-12565

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

As of April 30, 2004, there were 4,088,917 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes  [ ]           No [X]

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I.                   FINANCIAL INFORMATION

         Item 1.             Financial Statements (Unaudited)

                             Consolidated Balance Sheets -
                             March 31,2004 and December 31, 2003 (audited).............................      1

                             Consolidated Statements of Operations -
                             Three Months Ended March 31, 2004 and 2003 and
                             Year Ended December 31, 2003..............................................      2

                             Consolidated Statements of Cash Flows -
                             Three Months Ended March 31, 2004 and 2003 and
                             Year Ended December 31, 2003..............................................      3

                             Notes to Consolidated Financial Statements................................      4

         Item 2.             Management's Discussion and Analysis of
                             Financial Condition and Results of Operations.............................      6

         Item 3.             Controls and Procedures ..................................................      8

PART II.                  OTHER INFORMATION

         Item 6.             Exhibits and Reports on Form 8-K .........................................      9

SIGNATURES.............................................................................................     10

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                                    March 31,         December 31,
                                                                                      2004               2003
                                                                                   (unaudited)         (audited)
                                                                                   -----------        -----------
ASSETS
Current Assets
      Cash and cash equivalents                                                    $   374,854        $   834,292
      Restricted Cash                                                                  100,000            100,000
      Accounts receivable, net of allowance for doubtful accounts of
          $6,392 and $9,263 respectively                                                94,214            108,271
      Inventories                                                                      265,408            173,569
      Refundable income taxes                                                          340,000            340,000
      Prepaid expenses and other                                                        67,717             95,300
                                                                                   -----------        -----------
         Total Current Assets                                                        1,242,193          1,651,432
                                                                                   -----------        -----------

Communications equipment and related assets, net                                       733,642            773,624
Other assets, net of amortization of $1,172,677 and $1,118,614 respectively            487,224            555,693
                                                                                   -----------        -----------

                                                                                   $ 2,463,059        $ 2,980,749
                                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts payable                                                             $   129,191        $   102,741
      Accrued expenses                                                                 280,923            267,347
      License sales deposits and customer deposits                                      51,950              5,200
      Current maturities of notes payable                                                1,144              1,144
                                                                                   -----------        -----------

         Total Current Liabilities                                                     463,208            376,432
                                                                                   -----------        -----------

Long-Term Liabilities
      Customer deposits                                                                  1,678              1,758
                                                                                   -----------        -----------
         Total Liabilities                                                             464,886            378,190
                                                                                   -----------        -----------

Stockholders' Equity

      Common stock, $0.01 par value, 20,000,000 shares authorized,
         6,201,690 shares issued and 4,088,917 outstanding at March 31,
         2004 and 6,201,690 issued and 4,088,917 outstanding at
         December, 31, 2003.                                                            40,889             40,889
      Additional paid-in capital                                                     3,611,157          3,611,157
      Retained earnings (deficit)                                                  ( 1,653,873)        (1,049,487)
                                                                                   -----------        -----------

Total Stockholders' Equity                                                           1,998,173          2,602,559
                                                                                   -----------        -----------

                                                                                   $ 2,463,059        $ 2,980,749
                                                                                   ===========        ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                  March 31,            December 31,
                                                                            2004           2003           2003
                                                                                (unaudited)             (audited)
                                                                         --------------------------    -----------
Revenues
    Dispatch communications                                              $   620,489    $   810,619    $ 3,004,740
    Equipment sales and service                                                  472          4,263         20,172
    Spectrum sales and fees                                                       --          1,730          1,680
                                                                         -----------    -----------    -----------

        Total Revenues                                                       620,961        816,612      3,026,592
                                                                         -----------    -----------    -----------

Operating expenses:
    Cost of sales:
      Dispatch communications                                                442,863        431,440      1,617,561
      Equipment sales and service                                              2,001          8,708        102,597
      Spectrum sales and fees                                                     --            705            905
                                                                         -----------    -----------    -----------

        Total Cost of Sales                                                  444,864        440,853      1,721,063
                                                                         -----------    -----------    -----------

        Gross Margin                                                         176,097        375,759      1,305,529
                                                                         -----------    -----------    -----------

    Provision for doubtful accounts                                               --          8,250         11,000

    Depreciation and amortization                                            126,164        140,022        544,414

    General and administrative expenses                                      656,539        710,690      2,444,954

    Net (gain) loss on disposal/sale of fixed assets                             408         (7,260)         5,964
                                                                         -----------    -----------    -----------

        Operating Loss                                                      (607,014)      (475,943)    (1,700,803)
                                                                         -----------    -----------    -----------

Other income (expenses):

    Interest income                                                              942          4,154         15,750
    Interest expense                                                            (626)          (663)        (1,740)
                                                                         -----------    -----------    -----------

Loss before income taxes                                                    (606,698)      (472,452)    (1,686,793)

Income tax benefit                                                            (2,313)      (156,000)      (307,594)
                                                                         -----------    -----------    -----------

Net Loss                                                                 $  (604,385)   $  (316,452)   $(1,379,199)
                                                                         ===========    ===========    ===========

Weighted average common shares and common stock
    equivalents outstanding                                                4,088,917      4,133,780      4,104,839
                                                                         ===========    ===========    ===========

Basic and diluted  net loss per common share                             $     (0.15)   $     (0.08)   $     (0.34)
                                                                         ===========    ===========    ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                  March 31,               December 31,
                                                                            2004             2003             2003
                                                                                 (unaudited)               (audited)
                                                                         ---------------------------      ------------
Cash flows from operating activities:
    Net loss                                                             $  (604,385)     $ (316,452)     $ (1,379,199)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                          126,164         140,022           544,414
      Bad debt expense                                                             -           8,250            11,000
      (Gain)/loss on disposal/sale of fixed assets                               408          (7,260)            5,964
      Deferred taxes                                                               -         (49,000)           56,000

      Change in assets and liabilities:
        Accounts receivable                                                   14,058           4,394           129,116
        Refundable income taxes                                                    -               -          (102,000)
        Inventory                                                            (91,100)        (21,965)           13,638
        Prepaid expenses                                                      27,581         (91,462)           (1,926)
        Accounts payable                                                      26,449          (1,564)          (61,044)
        Accrued expenses                                                      13,577         (45,512)         (226,516)
        License sales and customer deposits                                   46,670          (2,000)            4,255
                                                                         -----------      ----------      ------------
          Net cash used in operating activities                             (440,578)       (382,549)       (1,006,298)
                                                                         -----------      ----------      ------------

Cash flows from investing activities:
    Purchases of fixed and other assets                                      (18,860)        (38,776)         (112,690)
    Proceeds from sale of fixed and other assets                                   -          18,334            19,084
                                                                         -----------      ----------      ------------
          Net cash used in activities                                        (18,860)        (20,442)          (93,606)
                                                                         -----------      ----------      ------------

Cash flows from financing activities:

    Repayment of notes payable                                                     -         (17,043)          (46,376)
    Purchase of treasury stock, net of issuances                                   -         (22,611)          (41,086)
                                                                         -----------      ----------      ------------
          Net cash used in financing activities                                    -         (39,654)          (87,462)
                                                                         -----------      ----------      ------------

Net decrease in cash and cash equivalents                                   (459,438)       (442,645)       (1,187,366)

Cash and cash equivalents at beginning of period                             834,292       2,121,658         2,021,658
                                                                         -----------      ----------      ------------

Cash and cash equivalents at end of period                               $   374,854      $1,679,013      $    834,292
                                                                         ===========      ==========      ============

Supplemental disclosure of cash flow information:
Cash paid during  the period for:
    Taxes                                                                $    (2,262)     $      891      $     (5,239)
                                                                         ===========      ==========      ============
    Interest                                                             $       752      $      845      $      2,025
                                                                         ===========      ==========      ============

    Non-cash transactions:
    Transfer of property and equipment and intangible assets
    to/(from) inventory                                                  $       740      $    1,544      $      1,544
                                                                         ===========      ==========      ============
    Equipment sold in exchange for other assets                          $         -      $     (226)     $       (226)
                                                                         ===========      ==========      ============

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 2004 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2003.

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

         During the first quarter of 2004, Champion granted options to purchase 20,000 shares at an average exercise price of $0.38.

         During the first quarter of 2003, Champion granted options to purchase 20,000 shares of common stock to employees and directors at an average exercise price of $0.31.

         Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                     -------------------------------
                                                                                       2004                 2003
Net loss, as reported                                                                $(604,385)           $ (316,452)

Deduct:  stock-based compensation expense determined under fair
value based method                                                                     (20,024)               (9,398)
                                                                                     ---------            ----------

Pro Forma net loss                                                                   $(624,409)           $ (325,850)
                                                                                     =========            ==========

Net loss per share, basic and diluted

As reported                                                                          $   (0.15)           $    (0.08)
Pro forma                                                                            $   (0.15)           $    (0.08)

3.  Segment Reporting

         Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                    United States  International  Consolidated
                                    -------------  -------------  ------------
March 31, 2004 (unaudited)
    Revenues                        $   620,961    $        --    $   620,961
    Pretax loss                        (445,375)      (161,323)      (606,698)
    Depreciation /Amortization          100,830         25,334        126,164
Interest
    Income                                  626             --            626
    Expense                                (942)            --           (942)
                                    -----------    -----------    -----------
    Net interest income (expense)   $      (316)   $        --    $      (316)
                                    ===========    ===========    ===========

Total assets                        $ 1,949,810    $   513,249    $ 2,463,059
                                    ===========    ===========    ===========

March 31, 2003 (unaudited)
    Revenues                        $   816,612    $        --    $   816,612
    Pretax loss                        (358,909)      (113,543)      (472,452)
    Depreciation/Amortization           114,768         25,254        140,022
Interest
    Income                                4,154             --          4,154
    Expense                                (663)            --           (663)
                                    -----------    -----------    -----------
    Net interest income (expense)   $     3,491    $        --    $     3,491
                                    ===========    ===========    ===========

    Total assets                    $ 3,771,804    $   555,103    $ 4,326,907
                                    ===========    ===========    ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarters ended March 31, 2004 and 2003

    Revenues for the quarter ended March 31, 2004 were $621,000 which is $196,000 less than the quarter ended March 31, 2003. This loss of revenue is a continued result of churn experienced in Champion's core domestic operations. We continue to experience competition from major communication providers that offer nationwide coverage and have added the two-way dispatch feature to their communication packages. As we have stated previously, Champion's value is in the underlying assets.

    We recognize the need to diversify our business activities in order to maintain the value of the Company. As such we are in the test phase of our first SkyLink(TM) LD-WLL installation in Vietnam and anticipate that this test will be successfully completed by June 2004. We feel there is a demand for this product throughout Southeast Asia upon the demonstration of the success of the test system. In addition, the Company has established a team from its current employee base to pursue leasing our excess domestic capacity to individual users in the public safety, utility and industrial segments. With the recent concerns of interference in the communications of these users, they need exclusive channel use, which Champion can provide.

    The costs of sales remained unchanged for the first quarter of 2004 compared with the first quarter of 2003. The majority of the costs of sales, antenna site rent and monthly maintenance contracts, are fixed costs.

    General and administrative expenses decreased $54,000 from the same quarter in 2003 due to the elimination of the Spectrum Division in the first quarter of 2003. An ongoing FCC study, initiated in 2002, of public safety agency interference with private industry use suggesting a rebanding of frequencies amongst the current holders of licenses placed a virtual freeze on all spectrum transactions.

    Depreciation and amortization expense decreased $14,000 from the same period in 2003 due to the cost of some licenses becoming fully amortized. This will continue to be the case as additional licenses mature. The licenses were amortized over a five year period, as they were originally granted for 5 years. The FCC now grants and renews all licenses for 10 years and the Company is in good standing and has successfully renewed all licenses thus far.

    The net loss for the quarter ended March 31, 2004 is $604,000 compared to $316,000 for the first fiscal quarter of 2003. An income tax benefit of $156,000 was recognized in the quarter ended March 31, 2003 to reflect the net operating loss carryback generated from the first quarter 2003 losses. This benefit nets with the variances discussed above to increase the net loss by $288,000 for the first quarter of 2004 as compared with 2003.

Financial Condition and Liquidity

    Champion had $475,000 in cash and cash equivalents at March 31, 2004 as compared with $934,000 at December 31, 2003. The working capital of Champion at March 31, 2004 was $779,000 as compared with $1,275,000 at December 31, 2003.
The Company has projected its working capital need for the remainder of 2004. A federal income tax refund of approximately $340,000 has been applied for and is expected to be refunded by June 2004. In addition, the Company has negotiated a new lease for its major site rental at a savings of almost 50%. We project that these two events coupled with the normal business operations will sufficiently cover our working capital needs throughout 2004.

    Cash used in operating activities was $441,000 for the three months ended March 31, 2004, while cash used in operating activities was $383,000 for the three months ended March 31, 2003. Champion reported a capital loss from the disposal and sale of assets of $400 for the three months ended March 31, 2004 and a capital gain of $7,000 for the three months ended March 31, 2003. The increase of cash used in 2004 relates to the increase in net loss and a reduction in capital gains.

    Cash used in investing activities was $19,000 for the three months ended March 31, 2004 and cash used in investing activities was $20,000 for the three months ended March 31, 2003.

    There was no cash used in financing activities for the three months ended March 31, 2004 and cash used in financing activities was $40,000 for the three months ended March 31, 2003. Champion paid down existing notes payable in 2003 and no treasury stock was purchased in 2004.

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

Forward-Looking Information

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors, including without limitation, fluctuations in Champion's tower rental expenses, inventory and loan balances, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, and the effect of government regulations, adverse changes in the market for Champion's equipment sales and services, and Champion's ability to acquire and sell spectrum on favorable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

    We maintain a system of internal controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Based on the evaluation noted above, there were no material changes to our internal controls or in other factors during the quarter that could materially affect our internal controls.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      31.1  Certification of Principal Executive Officer pursuant to Rule 13a-14
            (a)/15d-14(a).

      31.2  Certification of Principal Financial Officer pursuant to Rule 13a-14
            (a)/15d-14(a).

      32.1 Certification of Principal Executive Officer and Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C.
            Section 1350.

(b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      CHAMPION COMMUNICATION SERVICES, INC.

                                      By: /s/ Albert F. Richmond
                                          --------------------------------------
                                          Albert F. Richmond,
                                          Chairman, Chief Executive Officer and
                                          President

                                      By: /s/ Pamela R. Cooper
                                          --------------------------------------
                                          Pamela R. Cooper
                                          Chief Financial Officer, Treasurer and
                                          Controller

Date: May 17, 2004

                                 EXHIBIT INDEX

  Exhibits                               Description

    31.1    Certification of Principal Executive Officer pursuant to Rule 13a-14
            (a)/15d-14(a).

    31.2    Certification of Principal Financial Officer pursuant to Rule 13a-14
            (a)/15d-14(a).

    32.1 Certification of Principal Executive Officer and Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C.
            Section 1350.