Form 10QSB
period 2004-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2004-08-16
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X}   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                   of 1934 for the Quarter Ended June 30, 2004

{ } Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to

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

As of July 31, 2004, there were 4,255,577 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes [ ]  No [X]

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I.           FINANCIAL INFORMATION

         Item 1.     Financial Statements (Unaudited)

                     Consolidated Balance Sheets -
                     June 30, 2004 and December 31, 2003 (audited).............................      1

                     Consolidated Statements of Operations -
                     Three Months and Six Months Ended
                     June 30, 2004 and 2003....................................................      2

                     Consolidated Statements of Cash Flows -
                     Three Months and Six Months Ended
                     June 30, 2004 and 2003....................................................      3

                     Notes to Consolidated Financial Statements................................      4

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.............................      6

         Item 3.     Controls and Procedures...................................................     10

PART II.          OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K..........................................     11

SIGNATURES.....................................................................................     12

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                                     June 30,         December 31,
                                                                                       2004               2003
                                                                                   (unaudited)         (audited)
                                                                                 ---------------    ----------------
ASSETS

Current Assets
      Cash and cash equivalents                                                    $   518,900        $   834,292
      Restricted Cash                                                                        -            100,000
      Accounts receivable, net of allowance for doubtful accounts of
       $1,568 and $9,263 respectively                                                  147,675            108,271
      Inventories                                                                      169,160            173,569
      Refundable income taxes                                                                -            340,000
      Prepaid expenses and other                                                        80,084             95,300
                                                                                   -----------        -----------
         Total Current Assets                                                          915,819          1,651,432
                                                                                   -----------        -----------

Communications equipment and related assets, net                                       684,567            773,624
Other assets, net of amortization of $1,234,425 and $1,118,614
  respectively                                                                         424,575            555,693
                                                                                   -----------        -----------

                                                                                   $ 2,024,961        $ 2,980,749
                                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                             $    58,215        $   102,741
      Accrued expenses                                                                 244,475            267,347
      License sales deposits and customer deposits                                           -              5,200
      Current maturities of notes payable                                                1,144              1,144
                                                                                   -----------        -----------

         Total Current Liabilities                                                     303,834            376,432
                                                                                   -----------        -----------

Long-Term Liabilities
     Customer deposits                                                                   1,678              1,758
                                                                                   -----------        -----------
         Total Liabilities                                                             305,512            378,190
                                                                                   -----------        -----------

Stockholders' Equity
      Common stock, $0.01 par value, 20,000,000 shares authorized, 4,255,577 issued and outstanding at June 30, 2004 and 4,088,917
        issued and outstanding at December 31, 2003.                                    42,556             40,889
      Additional paid-in capital                                                     3,666,157          3,611,157
      Retained earnings (deficit)                                                   (1,989,264)        (1,049,487)
                                                                                   -----------        -----------

Total Stockholders' Equity                                                           1,719,449          2,602,559
                                                                                   -----------        -----------

                                                                                   $ 2,024,961        $ 2,980,749
                                                                                   ===========        ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS AND SIX MONTHS
                    ENDED JUNE 30, 2004 AND 2003 (Unaudited)


                                                                     Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                     2004            2003             2004            2003
                                                                 -----------      ----------      -----------     -----------
Revenues
    Dispatch communications                                      $   594,448      $  787,698      $ 1,214,937     $ 1,598,316
    Equipment sales and service                                      173,180          14,141          173,652          18,404
    Spectrum sales and fees                                              150            (400)             150           1,330
                                                                 -----------      ----------      -----------     -----------

        Total Revenues                                               767,778         801,439        1,388,739       1,618,050
                                                                 -----------      ----------      -----------     -----------

Operating expenses:
    Cost of sales:
      Dispatch communications                                        357,701         422,574          800,564         854,013
      Equipment sales and service                                    135,371           4,354          137,372          13,062
      Spectrum sales and fees                                              -               -                -             705
                                                                 -----------      ----------      -----------     -----------

        Total Cost of Sales                                          493,072         426,928          937,936         867,780
                                                                 -----------      ----------      -----------     -----------
        Gross Margin                                                 274,706         374,511          450,803         750,270
                                                                 -----------      ----------      -----------     -----------

    Provision for doubtful accounts                                    1,000           2,750            1,000          11,000

    Depreciation and amortization                                    120,625         137,609          246,789         277,631

    General and administrative expenses                              539,935         584,401        1,196,474       1,295,091

    Net (gain) loss on disposal/sale of fixed assets                       -           9,267              408           2,007
                                                                 -----------      ----------      -----------     -----------

        Operating Loss                                              (386,854)       (359,516)        (993,868)       (835,459)
                                                                 -----------      ----------      -----------     -----------

Other income (expenses):
    Interest income                                                      507           2,915            1,449           7,069
    Interest expense                                                     (89)           (697)            (715)         (1,360)
                                                                 -----------      ----------      -----------     -----------

Loss before income taxes                                            (386,436)       (357,298)        (993,134)       (829,750)

Income tax benefit                                                   (51,045)              -          (53,358)       (156,000)
                                                                 -----------      ----------      -----------     -----------

Net Loss                                                         $  (335,391)     $ (357,298)     $  (939,776)    $  (673,750)
                                                                 ===========      ==========      ===========     ===========

Weighted average common shares and common stock equivalents
  outstanding                                                      4,171,833       4,274,060        4,129,441       4,131,423
                                                                 ===========      ==========      ===========     ===========

Basic and diluted  net loss per common share                     $     (0.08)     $    (0.08)     $     (0.23)    $     (0.16)
                                                                 ===========      ==========      ===========     ===========

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                        Three Months Ended,                 Six Months Ended,
                                                                              June 30,                           June 30,
                                                                       2004            2003              2004              2003
                                                                    ----------      ----------        ----------        ----------
Cash flows from operating activities:
  Net loss                                                          $ (335,391)     $ (357,298)       $ (939,776)       $ (673,750)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                    120,625         137,609           246,789           277,631
      Bad debt expense                                                   1,000           2,750             1,000            11,000
      (Gain)/loss on disposal/sale of fixed assets                           -           9,267               408             2,007
      Deferred taxes                                                         -         105,000                 -            56,000
      Deposits                                                             900               -               900                 -

      Change in assets and liabilities:
        Accounts receivable                                            (54,461)         51,171           (40,404)           55,566
        Refundable income taxes                                        340,000               -           340,000
        Inventory                                                       96,249         (13,315)            5,149           (35,280)
        Prepaid expenses                                               (12,366)       (160,952)           15,215          (252,414)
        Accounts payable                                               (70,974)        (42,424)          (44,525)          (43,987)
        Accrued expenses                                                20,217         (15,169)           33,794           (60,680)
        License sales and customer deposits                            (51,950)           (319)           (5,280)           (2,319)
                                                                    ----------      ----------        ----------        ----------
          Net cash provided by (used in) operating activities           53,849        (283,680)         (386,730)         (666,226)
                                                                    ----------      ----------        ----------        ----------

Cash flows from investing activities:
  Purchases of fixed and other assets                                   (9,803)        (50,606)          (28,662)          (89,383)
  Proceeds from sale of fixed and other assets                               -               -                 -            18,334
                                                                    ----------      ----------        ----------        ----------
          Net cash used in investing activities                         (9,803)        (50,606)          (28,662)          (71,049)
                                                                    ----------      ----------        ----------        ----------

Cash flows from financing activities:
  Repayment of notes payable                                                 -         (17,478)                -           (34,522)
  Reissuance of stock                                                        -         (16,854)                -           (39,466)
                                                                    ----------      ----------        ----------        ----------
          Net cash used in financing activities                              -         (34,332)                -           (73,988)
                                                                    ----------      ----------        ----------        ----------

Net decrease in cash and cash equivalents                               44,046        (368,618)         (415,392)         (811,623)
Cash and cash equivalents at beginning of period                       474,854       1,679,013           934,292         2,121,658
                                                                    ----------      ----------        ----------        ----------
Cash and cash equivalents at end of period                          $  518,900      $1,310,395          $518,900        $1,310,395
                                                                    ==========      ==========        ==========        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Taxes                                                             $  (50,985)     $    5,149        $  (53,247)       $    6,040
                                                                    ==========      ==========        ==========        ==========
  Interest                                                          $      115      $      722        $      867        $    1,567
                                                                    ==========      ==========        ==========        ==========
  Non-cash transactions:
  Transfer of property and equipment and intangible assets
  to/(from) inventory                                               $        -      $        -        $      740        $    1,544
                                                                    ==========      ==========        ==========        ==========
  Equipment sold in exchange for other assets                       $        -      $        -        $        -        $     (226)
                                                                    ==========      ==========        ==========        ==========
  401K stock contribution                                           $   56,666      $        -        $   56,666        $        -
                                                                    ==========      ==========        ==========        ==========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2004
                                  (Unaudited)

1. Basis of Presentation

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the six months ended June 30, 2004 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2003.

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

      During the second quarter of 2004, Champion did not grant any options to purchase common stock to employees and directors.

      During the second quarter of 2003, Champion granted options to purchase 100,000 shares of common stock to employees and directors at an average exercise price of $0.57.

      Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:

                                                              For the Three Months                  For the Six Months
                                                                 Ended June 30,                       Ended June 30,
                                                          ---------------------------          ----------------------------
                                                             2004             2003                2004              2003
                                                          ----------       ----------          ----------        ----------
Net loss, as reported                                     $ (335,391)      $ (357,298)         $ (939,776)       $ (673,750)

Deduct:  stock-based compensation expense                          -           (6,578)            (20,024)          (15,976)
                                                          ----------       ----------          ----------        ----------
determined under fair value based method

Pro Forma net loss                                        $ (335,391)      $ (363,876)         $ (959,800)       $ (689,726)
                                                          ==========       ==========          ==========        ==========

Net loss per share, basic and diluted
As reported                                               $    (0.08)      $    (0.08)         $    (0.23)       $    (0.16)
Pro forma                                                 $    (0.08)      $    (0.08)         $    (0.23)       $    (0.17)

3. Segment Reporting

      Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                              United States               International          Consolidated
                                              -------------               -------------          ------------
June 30, 2004 (unaudited)
    Revenues                                   $ 1,322,032                 $   66,707            $ 1,388,739
    Pretax loss                                   (715,023)                  (278,111)              (993,134)
    Depreciation /Amortization                     196,113                     50,676                246,789
Interest
    Income                                           1,449                          -                  1,449
    Expense                                           (715)                         -                   (715)
                                               -----------                 ----------            -----------
    Net interest income (expense)              $      (734)                $        -            $      (734)
                                               ===========                 ==========            ===========

Total assets                                   $ 1,584,275                 $  440,686            $ 2,024,961
                                               ===========                 ==========            ===========

June 30, 2003 (unaudited)
    Revenues                                   $ 1,618,050                 $        -            $ 1,618,050
    Pretax loss                                   (623,508)                  (206,242)              (829,750)
    Depreciation/Amortization                      227,106                     50,525                277,631
Interest
    Income                                           7,069                          -                  7,069
    Expense                                         (1,360)                         -                 (1,360)
                                               -----------                 ----------            -----------
    Net interest income (expense)                  $ 5,709                 $        -            $     5,709
                                               ===========                 ==========            ===========

    Total assets                               $ 3,338,613                 $  538,749            $ 3,877,362
                                               ===========                 ==========            ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Statement

      Since inception, Champion has transformed its operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. We have experienced significant churn and competition from other dispatch operators as well as providers of cellular phone services due to new technologies which allow them to offer the same dispatch service as Champion as an additional service to their cellular phone. There are no assurances that we will continue to be able to compete successfully in the United States as these providers have significantly greater resources than Champion.

      In 1999-2000, recognizing the limitations we face in the United States, Champion began the pursuit of digital dispatch in Southeast Asia with the objective of maximizing investment returns for all parties, Champion has selected the latest state-of-the-art iDEN digital wireless infrastructure to provide digital dispatch communications internationally. iDEN is the first truly integrated and scaleable wireless communication system featuring digital trunked dispatch with telephone interconnect services as an option, in addition to alphanumeric messaging.

      Not only do we seek to expand our dispatch operations internationally, but also additional diversification is required and accordingly we explored related communication equipment sales that would be in demand internationally. In 2001 Champion purchased SkyLink(TM), a wireless local loop firmware. The wireless local loop technology provides full duplex telephone, fax and modem services without the expense of wired lines or cellular infrastructure. Champion has developed and is currently testing its first prototype to provide integrated communication solutions to low density population areas that otherwise have no telephone service. This system connects end users to the public switched telephone network (PSTN) using radio signals. Three billion people worldwide do not have a telephone and SkyLink(TM) LD-WLL is a solution to provide basic telephony services for rural and remote areas.

      Champion cautions the reader that there can be no assurance that we will be able to become profitable, compete effectively, sell the SkyLink(TM) systems at a profit, expand to dispatch systems internationally, retain key personnel or take any or all of the other actions described or referred to in this report. Readers are cautioned not to place undue reliance on these forward looking statements.

Results of Operations - Quarters ended June 30, 2004 and 2003

      Revenues for the quarter ended June 30, 2004 were $768,000 compared with $801,000 for the quarter ended June 30, 2003. This decrease reflects the reduction of revenues of $194,000 resulting from churn in the markets due to competition. Equipment sales reflect an increase of $159,000 to $173,000 for the quarter ended June 30, 2004 from $14,000 for the quarter ended June 30, 2003.

      Costs and expenses increased $66,000, from $427,000 to $493,000 for the quarter ended June 30, 2004 as compared with the quarter ended June 30, 2003. Dispatch expenses decreased $65,000 and cost of equipment sales increased $131,000 due to a sale of SkyLink(TM) LD-WLL and Talk 'N Track(TM).

      General and administrative expenses decreased $44,000 to $540,000 for the quarter ended June 30, 2004 from $584,000 for the quarter ended June 30, 2003. This decrease reflects the discontinuance of the Spectrum Division and the closure of regional offices.

      Champion incurred a provision in the allowance for doubtful accounts during the second quarter of 2004 of $1,000 and $2,750 during the second quarter of 2003.

      Depreciation and amortization expense for the quarter ended June 30, 2004 was $121,000, a decrease of $17,000 from $138,000 reported for the quarter ended June 30, 2003. This decrease is a result of fully amortized license fees.

      Champion had no gain or loss on the disposal and sale of fixed assets during the second quarter of 2004 compared to a net loss of $9,000 on the disposal and sale of communications equipment and licenses for the quarter ended June 30, 2003.

      A federal income tax refund of $391,000 was received during the second quarter of 2004 as a result of the NOL carryback which created a $51,000 benefit in the quarter ended June 30, 2004. Champion reported a net loss of $335,000 for the second quarter 2004 compared with a net loss of $357,000 for the second quarter 2003.

Results of Operations - Six months ended June 30, 2004 and 2003

      Revenues for the six months ended June 30, 2004 were $1,389,000 which is $229,000 less than the six months ended June 30, 2003. The dispatch revenue loss of $383,000 compared with 2003 is a continued result of churn experienced in Champion's core domestic operations, netted with an increase of $154,000 for SkyLink(TM) LD-WLL and Talk 'N Track(TM) equipment sales. We continue to experience competition from major communication providers that offer nationwide coverage and have added the two-way dispatch feature to their communication packages.

      We still are in the test phase of our first SkyLink(TM) LD-WLL installation in Vietnam and anticipate that this test will be successfully completed. We believe there will be a demand for this product throughout Southeast Asia once we are able to demonstrate the success of the test system. In addition, we have established a team from our current employee base to pursue leasing our excess domestic capacity to individual users in the public safety, utility and industrial segments. With the recent concerns of interference in the communications of these users, they need exclusive channel use, which we can provide.

      The cost of sales for the six months ended June 30, 2004 was $938,000 compared with $868,000 for the six months ended June 30, 2003. The majority of the costs of sales, antenna site rent and monthly maintenance contracts are fixed costs, however, dispatch costs have been reduced by $53,000 and equipment sales costs related to the SkyLink(TM) LD-WLL increased by $124,000 in 2004 from $13,000 in 2003.

      General and administrative expenses decreased $99,000 from the same period in 2003 due to the elimination of the Spectrum Division in the first quarter of 2003 as well as results of other cost reductions becoming effective in the second quarter of 2004.

      Depreciation and amortization expense decreased $31,000 from the same period in 2003 due to the cost of some licenses becoming fully amortized. This will continue to be the case as additional licenses mature. The licenses were amortized over a five year period, as they were originally granted for five years. The FCC now grants and renews all licenses for 10 years and we are in good standing and have successfully renewed all licenses thus far.

      The net loss for the six months ended June 30, 2004 is $940,000 compared to $674,000 for the six months ended June 30, 2003. An income tax benefit of $156,000 was recognized in the six months ended June 30, 2003 to reflect the net operating loss carryback generated from the first quarter 2003 losses. In the second quarter 2004, a federal income tax refund was received resulting in a $51,000 tax benefit. This benefit nets with the variances discussed above to increase the net loss by $266,000 for the second quarter of 2004 as compared with 2003.

Financial Condition and Liquidity

      Champion had $519,000 in cash and cash equivalents at June 30, 2004 as compared with $934,000 at December 31, 2003. The working capital of Champion at June 30, 2004 was $612,000 as compared with $1,275,000 at December 31, 2003. A federal income tax refund of $391,000 was received in May 2004. In addition, we have negotiated a new lease for our major site rental at a savings of almost 50%. We have also implemented a number of general and administrative cost reductions. We project that these events coupled with the normal business operations will sufficiently cover our working capital needs throughout 2004.

      Cash used in operating activities was $387,000 for the six months ended June 30, 2004, while cash used in operating activities was $666,000 for the six months ended June 30, 2003. Champion reported a capital loss from the disposal and sale of assets of $400 for the six months ended June 30, 2004 and a capital loss of $2,000 for the six months ended June 30, 2003. The decrease of cash used in 2004 is due in part to receiving the federal income tax refund.

      Cash used in investing activities was $29,000 for the six months ended June 30, 2004 and cash used in investing activities was $71,000 for the six months ended June 30, 2003. The analog dispatch industry continues to shrink and we are focused on raising capital funds for expansion to international digital dispatch communications.

      There was no cash provided by or used in financing activities for the six months ended June 30, 2004 and cash used in financing activities was $74,000 for the six months ended June 30, 2003. We paid in full existing notes payable in 2003 and no treasury stock was purchased in 2004.

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

  (c)      Other Assets

         Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Licenses that are used by Champion are capitalized and amortized under the straight-line method for five-ten years.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

    31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

    32.1 Certification of Principal Executive Officer relating to Periodic Financial Report Periodic Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

      On May 26, 2004, Champion filed a report on Form 8-K, Item 12, Results of Operations and Financial Condition, reporting financial results for the three month period ended March 31, 2004.

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

Date: August 16, 2004

                                 EXHIBIT INDEX

(a) Exhibits.

    31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

    31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

    32.1 Certification of Principal Executive Officer relating to Periodic Financial Report Periodic Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K