Form 10QSB
period 2004-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2004-11-22
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                 1934 for the Quarter Ended September 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from __________________ to

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

As of November 19, 2004, there were 4,240,325 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format
(check one): Yes  [ ]   No [X]

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  September 30, 2004 and December 31, 2003 (audited)........................      1

                  Consolidated Statements of Operations -
                  Three Months and Nine Months Ended
                  September 30, 2004 and 2003...............................................      2

                  Consolidated Statements of Cash Flows -
                  Three Months and Nine Months Ended
                  September 30, 2004 and 2003...............................................      3

                  Notes to Consolidated Financial Statements................................      4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................      6

         Item 3.  Controls and Procedures...................................................      9

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.......................     11

         Item 6.  Exhibits and Reports on Form 8-K..........................................     11

SIGNATURES..................................................................................     12

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                                   September 30,   December 31,
                                                                                      2004            2003
                                                                                   (unaudited)      (audited)
                                                                                  -------------    -------------
ASSETS

Current Assets
      Cash and cash equivalents                                                   $     481,983    $     834,292
      Restricted cash                                                                         -          100,000
      Accounts receivable, net of allowance for doubtful accounts of
          $531 and $9,263 respectively                                                   72,572          108,271
      Inventories                                                                       176,456          173,569
      Refundable income taxes                                                                 -          340,000
      Prepaid expenses and other                                                         53,258           95,300
                                                                                  -------------    -------------
               Total Current Assets                                                     784,269        1,651,432
                                                                                  -------------    -------------

Communications equipment and related assets, net                                        628,977          773,624
Other assets, net of amortization of $1,286,651 and $1,118,614 respectively
                                                                                        365,027          555,693
                                                                                  -------------    -------------

                                                                                  $   1,778,273    $   2,980,749
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                            $      45,869    $     102,741
      Accrued expenses                                                                  257,086          267,347
      License sales deposits and customer deposits                                            -            5,200
      Current maturities of notes payable                                                     -            1,144
                                                                                  -------------    -------------

         Total Current Liabilities                                                      302,955          376,432
                                                                                  -------------    -------------

Long-Term Liabilities
      Customer deposits                                                                   1,678            1,758
                                                                                  -------------    -------------
         Total Liabilities                                                              304,633          378,190
                                                                                  -------------    -------------

Stockholders' Equity
       Common stock, $0.01 par value, 20,000,000 shares authorized, 4,240,325 issued and outstanding at September 30, 2004 and 4,088,917 issued
              and outstanding at December 31, 2003.                                      42,403           40,889
       Additional paid-in capital                                                     3,661,166        3,611,157
       Accumulated deficit                                                           (2,229,929)      (1,049,487)
                                                                                  -------------    -------------

Total Stockholders' Equity                                                            1,473,640        2,602,559
                                                                                  -------------    -------------

                                                                                  $   1,778,273    $   2,980,749
                                                                                  =============    =============

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                          2004           2003           2004           2003
                                                       -----------    -----------    -----------    -----------
Revenues
    Dispatch communications                            $   559,573    $   732,966    $ 1,774,510    $ 2,331,284
    Equipment sales and service                              1,497         13,441        175,149         31,845
    Spectrum sales and fees                                    155            150            305          1,480
                                                       -----------    -----------    -----------    -----------

        Total Revenues                                     561,225        746,557      1,949,964      2,364,609
                                                       -----------    -----------    -----------    -----------

Operating expenses:
    Cost of sales:
      Dispatch communications                              333,491        456,560      1,134,055      1,310,573
      Equipment sales and service                            3,929         12,373        141,301         25,435
      Spectrum sales and fees                                  105              -            105            705
                                                       -----------    -----------    -----------    -----------

        Total Cost of Sales                                337,525        468,933      1,275,461      1,336,713
                                                       -----------    -----------    -----------    -----------

        Gross Margin                                       223,700        277,624        674,503      1,027,896
                                                       -----------    -----------    -----------    -----------

    Provision for doubtful accounts                          3,000              -          4,000         11,000

    Depreciation and amortization                          118,705        134,642        365,494        412,272

    General and administrative expenses                    343,206        548,341      1,539,680      1,843,434

    Net (gain) loss on disposal/sale of fixed assets          (850)         2,747           (442)         4,755
                                                       -----------    -----------    -----------    -----------

        Operating Loss                                    (240,361)      (408,106)    (1,234,229)    (1,243,565)
                                                       -----------    -----------    -----------    -----------

Other income (expenses):

    Interest income                                            206          6,596          1,655         13,665
    Interest expense                                          (509)          (400)        (1,224)        (1,760)
                                                       -----------    -----------    -----------    -----------

Loss before income taxes                                  (240,664)      (401,910)    (1,233,798)    (1,231,660)

Income tax benefit                                               -         12,218         53,358        168,218
                                                       -----------    -----------    -----------    -----------

Net Loss                                               $  (240,664)   $  (389,692)   $(1,180,440)   $(1,063,442)
                                                       ===========    ===========    ===========    ===========

Weighted average common shares and common stock
    equivalents outstanding                              4,255,579      4,090,049      4,168,764      4,109,921
                                                       ===========    ===========    ===========    ===========

Basic and diluted  net loss per common share           $     (0.06)   $     (0.10)   $     (0.28)   $     (0.26)
                                                       ===========    ===========    ===========    ===========

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                    Three Months Ended,            Nine Months Ended,
                                                                       September 30,                 September 30,
                                                                   2004           2003           2004            2003
                                                                -----------    -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                                    $  (240,664)   $  (389,692)   $(1,180,440)   $(1,063,442)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                 118,705        134,644        365,494        412,275
      Bad debt expense                                                3,000         (7,977)         4,000         (2,179)
      (Gain)/loss on disposal/sale of fixed assets                     (850)         2,748           (442)         4,755
      Deferred taxes                                                      -              -              -         56,000
      Deposits                                                            -              -            900              -

      Change in assets and liabilities:
        Accounts receivable                                          72,103         62,062         31,699        122,830
        Refundable income taxes                                           -              -        340,000              -
        Inventory                                                    (7,297)         8,256         (2,148)       (27,023)
        Prepaid expenses                                             26,827        298,546         42,042         46,132
        Accounts payable                                            (12,347)       (87,538)       (56,872)      (131,525)
        Accrued expenses                                              7,467         38,501         41,261        (22,179)
        License sales and customer deposits                               -          5,200         (5,280)         2,881
                                                                -----------    -----------    -----------    -----------
          Net cash provided by (used in) operating activities       (33,056)        64,750       (419,786)      (601,475)
                                                                -----------    -----------    -----------    -----------

Cash flows from investing activities:
    Purchases of fixed and other assets                              (3,567)        (5,389)       (32,229)       (94,773)
    Proceeds from sale of fixed and other assets                        850              -            850         18,334
                                                                -----------    -----------    -----------    -----------
          Net cash used in investing activities                      (2,717)        (5,389)       (31,379)       (76,439)
                                                                -----------    -----------    -----------    -----------
Cash flows from financing activities:
    Repayment of notes payable                                       (1,144)       (11,854)        (1,144)       (46,376)
    Reissuance of stock                                                   -         (1,293)             -        (40,759)
                                                                -----------    -----------    -----------    -----------
          Net cash used in financing activities                      (1,144)       (13,147)        (1,144)       (87,135)
                                                                -----------    -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                (36,917)        46,214       (452,309)      (765,049)

Cash and cash equivalents at beginning of period                    518,900      1,310,395        934,292      2,121,658
                                                                -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period                      $   481,983    $ 1,356,609    $   481,983    $ 1,356,609
                                                                ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Taxes                                                       $         -    $   (12,218)   $   (53,247)   $    (6,178)
                                                                ===========    ===========    ===========    ===========
    Interest                                                    $       355    $       452    $     1,222    $     2,019
                                                                ===========    ===========    ===========    ===========

    Non-cash transactions:
    Transfer of property and equipment and intangible assets
      to/(from) inventory                                       $         -    $         -    $       740    $     1,544
                                                                ===========    ===========    ===========    ===========
    Equipment sold in exchange for other assets                 $         -    $         -    $         -    $      (226)
                                                                ===========    ===========    ===========    ===========
    401K stock contribution                                     $    (5,144)   $         -    $    51,522    $         -
                                                                ===========    ===========    ===========    ===========

  CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                                  (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the nine months ended September 30, 2004 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2003.

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

         During the first quarter of 2004, Champion granted options to purchase 20,000 shares of common stock to employees and directors at an average exercise price of $0.38.

         During the third quarter of 2004, Champion granted options to purchase 20,000 shares of common stock to employees and directors at an average exercise price of $0.29.

      Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:


                                               For the Three Months           For the Nine Months
                                                Ended September 30,           Ended September 30,
                                            --------------------------    --------------------------
                                                2004          2003           2004           2003
Net loss, as reported                       $  (240,664)   $  (389,692)   $(1,180,440)   $(1,063,442)

Deduct:  stock-based compensation expense
determined under fair value based method         (3,828)        (6,815)       (23,852)       (20,791)
                                            -----------    -----------    -----------    -----------

Pro Forma net loss                          $  (244,492)   $  (396,507)   $(1,204,292)   $(1,084,233)
                                            ===========    ===========    ===========    ===========

Net loss per share, basic and diluted

As reported                                 $     (0.06)   $     (0.10)   $     (0.28)   $     (0.26)
Pro forma                                   $     (0.06)   $     (0.10)   $     (0.29)   $     (0.26)

3.    Segment Reporting

            Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                    United States    International    Consolidated
                                    -------------    -------------    -------------
September 30, 2004 (unaudited)
    Revenues                        $   1,882,406    $      67,558    $   1,949,964
    Pretax loss                          (852,152)        (381,648)      (1,233,800)

    Depreciation /Amortization            289,557           75,938          365,495
Interest
    Income                                  1,655                -            1,655
    Expense                                (1,224)               -           (1,224)
                                    -------------    -------------    -------------
    Net interest income (expense)   $        (431)   $           -    $        (431)
                                    =============    =============    =============

Total assets                        $   1,357,810    $     420,463    $   1,778,273
                                    =============    =============    =============

September 30, 2003 (unaudited)
    Revenues                        $   2,364,437    $         172    $   2,364,609
    Pretax loss                          (928,821)        (302,839)      (1,231,660)
    Depreciation/Amortization             336,706           75,566          412,272
Interest
    Income                                 13,665                -           13,665
    Expense                                (1,760)               -           (1,760)
                                    -------------    -------------    -------------
    Net interest income (expense)   $      11,905    $           -    $      11,905
                                    =============    =============    =============

    Total assets                    $   2,874,180    $     556,506    $   3,430,686
                                    =============    =============    =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

            This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors, including without limitation fluctuations in Champion's tower rental expenses, inventory and loan balances, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, and the effect of government regulations, adverse changes in the market for Champion's equipment sales and services, and Champion's ability to acquire and sell spectrum on favorable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

Overview

            Since inception, we have transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. We have experienced significant churn and competition from other dispatch operators as well as providers of cellular phone services due to new technologies which allow them to offer the same dispatch service as Champion as an additional service to their cellular phone. There are no assurances that we will continue to be able to compete successfully in the United States as these providers have significantly greater resources.

      In 1999-2000, recognizing the limitations we face in the United States, we began the pursuit of digital dispatch in Southeast Asia. We have selected the latest state-of-the-art iDEN digital wireless infrastructure to provide digital dispatch communications internationally. iDEN is the first truly integrated and scaleable wireless communication system featuring digital trunked dispatch with telephone interconnect services as an option, in addition to alphanumeric messaging.

            In addition to expanding our dispatch operations internationally, we explored related communication equipment sales that would be in demand internationally. In 2001 we purchased SkyLink(TM), a wireless local loop firmware. The wireless local loop technology provides full duplex telephone, fax and modem services without the expense of wired lines or cellular infrastructure. We have developed and are currently testing our first prototype to provide integrated communication solutions to low density population areas that otherwise have no telephone service. This system connects end users to the public switched telephone network (PSTN) using radio signals. We estimate that three billion people worldwide do not have a telephone, and SkyLink(TM) LD-WLL is a solution to provide basic telephony services for rural and remote areas.

      We caution the reader that there can be no assurance that we will be able to become profitable, compete effectively, sell the SkyLink(TM) systems at a profit, expand to dispatch systems internationally, retain key personnel or take any or all of the other actions described or referred to in this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations - Quarters ended September 30, 2004 and 2003

      Revenues for the quarter ended September 30, 2004 were $561,000 compared with $747,000 for the quarter ended September 30, 2003. This decrease reflects the reduction of revenues of $173,000 resulting from churn in the markets due to competition. Equipment sales reflect an decrease of $12,000 to $1,000 for the quarter ended September 30, 2004 from $13,000 for the quarter ended September 30, 2003 reflecting the elimination of domestic equipment sales.

      Costs and expenses decreased $131,000, from $469,000 to $338,000 for the quarter ended September 30, 2004 as compared with the quarter ended September 30, 2003. Dispatch expenses decreased $123,000 and cost of equipment sales decreased $8,000.

      General and administrative expenses decreased $205,000 to $343,000 for the quarter ended September 30, 2004 from $548,000 for the quarter ended September 30, 2003. This decrease reflects the discontinuance of the Marketing Division for the U.S. as well as the CEO forgoing salary in lieu of a success-based commission agreement.

      We incurred a provision in the allowance for doubtful accounts during the third quarter of 2004 of $3,000 compared with none during the third quarter of 2003.

      Depreciation and amortization expense for the quarter ended September 30, 2004 was $119,000, a decrease of $16,000 from $135,000 reported for the quarter ended September 30, 2003. This decrease is a result of fully amortized license fees and equipment.

      We had a gain of $1,000 on the disposal and sale of fixed assets during the third quarter of 2004 compared to a net loss of $3,000 on the disposal and sale of communications equipment and licenses for the quarter ended September 30, 2003.

      There was no federal income tax during the third quarter of 2004 as compared with a benefit of $12,000 in the quarter ended September 30, 2004. We reported a net loss of $241,000 for the third quarter 2004 compared with a net loss of $390,000 for the third quarter 2003.

Results of Operations - Nine months ended September 30, 2004 and 2003

      Revenues for the nine months ended September 30, 2004 were $1,950,000 which is $415,000 less than the nine months ended September 30, 2003. The dispatch revenue loss of $557,000 compared with 2003 is a continued result of churn experienced in our core domestic operations, netted with an increase of $143,000 for SkyLink(TM) LD-WLL and Talk `N Track(TM) equipment sales.

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

      The cost of sales for the nine months ended September 30, 2004 was $1,275,000 compared with $1,337,000 for the nine months ended September 30, 2003. The majority of the costs of sales, antenna site rent and monthly maintenance contracts are fixed costs, however, dispatch costs have been reduced by $173,000 through negotiated reductions in tower rent leases and equipment sales costs related to the SkyLink(TM) LD-WLL increased by $116,000 in 2004 from $25,000 in 2003.

      General and administrative expenses decreased $304,000 from the same period in 2003 due to the elimination of the Marketing Division in the US and the reduction in the salary for the CEO as well as results of other cost reductions that became effective in the second quarter of 2004.

      Depreciation and amortization expense decreased $47,000 from the same period in 2003 due to the cost of some licenses and equipment becoming fully amortized and depreciated. This will continue to be the case as additional assets mature. The licenses were amortized over a five year period, as they were originally granted for five years. The FCC now grants and renews all licenses for 10 years and we are in good standing and have successfully renewed all licenses thus far.

      The net loss for the nine months ended September 30, 2004 is $1,180,000 compared to $1,063,000 for the nine months ended September 30, 2003. An income tax benefit of $168,000 was recognized in the nine months ended September 30, 2003 to reflect the net operating loss carryback generated from the first quarter 2003 losses. In the second quarter 2004, a federal income tax refund was received resulting in a $51,000 tax benefit. This benefit nets with the variances discussed above to increase the net loss by $117,000 for the third quarter of 2004 as compared with 2003.

Financial Condition and Liquidity

      We had $482,000 in cash and cash equivalents at September 30, 2004 as compared with $934,000 at December 31, 2003. Our working capital at September 30, 2004 was $481,000 as compared with $1,275,000 at December 31, 2003. A federal income tax refund of $391,000 was received in May 2004. In addition, we have negotiated a new lease for our major site rental at a savings of almost 50%. We have also implemented a number of general and administrative cost reductions. We project that these events coupled with the normal business operations will continue to sufficiently cover our working capital needs throughout 2004.

      Cash used in operating activities was $420,000 for the nine months ended September 30, 2004, while cash used in operating activities was $601,000 for the same period in 2003. We reported a capital gain from the disposal and sale of assets of $400 for the nine months ended September 30, 2004 and a capital loss of $5,000 for the nine months ended September 30, 2003. The decrease of cash used for operations in 2004 is due in part to the federal income tax refund as well as cost saving measures implemented in 2004.

      Cash used in investing activities was $31,000 for the nine months ended September 30, 2004 and cash used in investing activities was $76,000 for the nine months ended September 30, 2003. The analog dispatch industry continues to shrink and we are focused on raising capital funds for expansion to international digital dispatch communications.

      Cash used in financing activities for the nine months ended September 30, 2004 was $1,000 and $87,000 for the nine months ended September 30, 2003. No treasury stock was purchased in 2004.

Summary of Critical Accounting Policies

      (a)   Inventory

          Our inventory consists primarily of component parts for the integrated Wireless Local Loop and two-way radios, parts and accessories. We use the average cost method of accounting for inventory and is recorded at the lower of cost or market.

      (b)   Communications Equipment and Related Assets

          Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

      (c)   Other Assets

          Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Our licenses are capitalized and amortized under the straight-line method for five- ten years.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Our Stockholders met for the 2004 Annual Meeting of Stockholders on July 12, 2004. At that meeting, we ratified the appointment of our auditors and the following directors were elected: Albert F. Richmond, Peter F. Dicks and James H. Grossman. The following chart sets forth the matters voted upon and the votes cast for, against or withheld, as well as abstentions and broker non-votes, on each such matter:

                                         Withheld/               Broker
Proposals                       For       Against     Abstain   Non-Votes
-------------------------    ---------   ---------    -------   ---------
Directors:
     Albert F. Richmond      3,062,353    18,900         -          -
     Peter F. Dicks          3,081,253         -         -          -
     James H. Grossman       3,081,253         -         -          -

Ratification of Auditors:    3,081,253         -         -          -

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

      31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

      32.1 Certification of Principal Executive Officer relating to Periodic Financial Report Periodic Pursuant to 18 U.S.C. Section 1350.

      32.2 Certification of Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

            On August 20, 2004, Champion filed a report on Form 8-K, Item 12, Results of Operations and Financial Condition, reporting financial results for the three month period ended June 30, 2004.

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

Date: November 22, 2004

                                 EXHIBIT INDEX

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