Form 10KSB
period 2004-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2005-04-01
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004.

0r

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _____________to_____________

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

Yes [X] No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,883,791

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 24, 2005, there were 4,217,007 shares of common stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2005 was $478,389 based upon the average bid and ask price of the common stock on such date of U.S. $0.25 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES

                                                                                                  PAGE NUMBER
                                             INDEX

GLOSSARY OF TERMS .............................................................................        i

                                            PART I

ITEM 1.    DESCRIPTION OF BUSINESS ............................................................        1

ITEM 2.    DESCRIPTION OF PROPERTY ............................................................        8

ITEM 3.    LEGAL PROCEEDINGS ..................................................................        9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................        9

                                            PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
              ISSUER PURCHASES OF EQUITY SECURITIES ...........................................       10

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS ......................................................................       11

ITEM 7.       FINANCIAL STATEMENTS ............................................................       17

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE ......................................................................       17

ITEM 8A.      CONTROL AND PROCEDURES ..........................................................       17

                                           PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16 (a) OF THE EXCHANGE ACT ..............................................       18

ITEM 10.      EXECUTIVE COMPENSATION ..........................................................       19

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
              STOCKHOLDER MATTERS .............................................................       20

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................................       21

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K ................................................       22

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES ..........................................       24

SIGNATURES ....................................................................................       25

CERTIFICATION BY ALBERT F. RICHMOND PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002         26

CERTIFICATION BY PAMELA R. COOPER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002           27

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

Commercial Mobile Radio        Mobile services licensed by the FCC that are
Service ("CMRS")               provided for profit, are interconnected to the
                               PSN and are available to the general public on a non-discriminatory basis. These CMRS providers historically have been referred to as "common carriers."

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

Enhanced Specialized Mobile    SMR multi-site digital networks, which are
Radio ("ESMR")                 designed to provide integrated telecommunications
                               services, including wireless, telephone, paging, data transmission and dispatch services. ESMR generally is used as a dispatch technology, although it also may be interconnected with the PSN to provide mobile telephone services.
                               Champion does not provide ESMR services.

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

Personal Communication         A wireless communication technology licensed by
Services ("PCS")               the FCC. It operates on the 900 MHz (narrowband)
                               and on the 2 GHz (broadband) frequency bands. PCS is a radio communications service using mobile and ancillary fixed communication technologies to provide services for industry and business. This service can be integrated with a variety of competing networks. A broadband PCS, with a wider channel bandwidth, provides a greater variety of services than narrowband PCS (e.g., broadband PCS can provide full voice and data transmission, but narrowband PCS generally is limited to one-way services).

Private Mobile Radio Service   Two-way radio operations licensed by the FCC that
("PMRS")                       offer dispatch and other wireless communications
                               services. These services generally cannot be interconnected to the PSN. An operator may provide such services on a discriminatory basis.
                               Operators that provide dispatch services in the bands below 800 MHz are regulated as PMRS licensees. These PMRS licensees historically have been referred to as "private carriers."

Public Switched Network        Historically referred to as the "Public Switched
("PSN")                        Telephone Network" or "PSTN."

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

Specialized Mobile Radio       A radio system authorized by the FCC in which
("SMR")                        licensees provide mobile communications services
                               (other than radio location services) in the 800
                               MHz and 900 MHz bands on a commercial basis to eligible entities, federal government entities and individuals. It is generally used as a dispatch technology, but also can be used to provide data and facsimile services. SMR may be interconnected with the PSN to provide telephone interconnect services. SMR is offered typically as a Trunked System but also may be offered as a Conventional System.

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

Unit                           A base, mobile or hand held radio.

Universal Licensing Service    The FCC's electronic system for filing PMRS and
("ULS")                        other wireless applications, coordination data,
                               and other accessory information.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

            This Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act."). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those we expect, depending on the outcome of certain factors, including those factors discussed in the Section of this Annual Report on Form 10-KSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Specifically, there can be no assurance that we will be able to compete effectively, be granted authorizations to operate in international WLL markets, increase our utilization on our T-Band systems, retain our key personnel or take any or all of the other actions in this Annual Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. Champion undertakes no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                   THE COMPANY

            We provide high-powered trunked radio dispatch services in the United States and internationally we market wireless local loop telephony systems primarily for consumption in developing nations. We currently serve approximately 351 trunked dispatch customers domestically in our Major Metropolitan Areas utilizing over 5,000 subscriber units (either radio or base stations) in three states. Our domestic customers are principally businesses and government agencies located in our metropolitan areas. The principal customers in our international markets are government agencies and private carriers providing telephone service to remote towns and villages with low density populations.

            As previously announced in a press release dated March 15, 2004, we retained Cold Creek Consulting to offer for sale our North American communication business, including infrastructure, FCC licenses, related inventory and customers, subject to applicable FCC regulations. We received considerable interest from a number of prospective buyers for individual markets and small sections of markets, but we were not successful in selling our entire North American portfolio. Cold Creek Consulting continued its representation to market individual portfolio assets and, on December 29, 2004, an asset purchase agreement was executed to sell the Illinois and Florida regions. Additionally, we are currently negotiating offers to purchase several individual assets.

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

            We offer dispatch services primarily in the 470-512 MHz band, or T-Band. In the 470-512 MHz band, we operate repeaters utilizing our own FCC licenses. None of our repeaters are interconnected to the PSN. Thus our private carrier licenses are all in the PMRS category. As a PMRS licensee, we are subject to less stringent regulatory requirements than CMRS licensees.

            In addition to our dispatch services, we offer vehicle tracking solutions as an alternative to voice only. This provides the subscriber with cost effective, real-time vehicle tracking and mobile data processing. We believe that this technology, which is unregulated, is an effective business tool for customers seeking to improve vehicle management.

            We have determined through external and internal research that communication solution opportunities exist globally in developing nations, primarily in Southeast Asia. Preliminary study of these opportunities indicate that we may have the opportunity to install systems throughout Vietnam. A WLL test system was operational and given preliminary approval by the Vietnamese government during 2001. Final testing and approval of this WLL system was achieved in 2002. Our WLL product is now available to be utilized throughout Vietnam and the first contract for installation of the WLL was executed in 2003. The first installation was completed in December 2003 and is currently in the field trial test stage. However, there are no assurances that the sale of our WLL product in Vietnam will be successful.

            Our management currently intends to continue to market and sell our North American operations and assets. Based on our past experiences, including regulatory delays, we believe these efforts may require a period of at least several years to complete, and there can be no assurance we can complete this goal even by that time.

            With respect to our international operations, we have had preliminary discussions with an investment banking firm about raising funds to be used to expand our Southeast Asian operations. In tandem with these discussions, we have also explored the possibility of acquiring a Southeast Asian company with digital dispatch capabilities. However, since all of these discussions are very preliminary, we can give no assurances that we can successfully raise sufficient funds to acquire a Southeast Asian company or otherwise to expand our international business operations. Our inability to obtain adequate financing to expand our Southeast Asian operations will likely result in the need to curtail our international business operations and focus on the sale of our North American assets.

            We were formed as a Delaware corporation in 1994. Our principal place of business is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380. Our telephone number is (281) 362-0144.

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

            The dispatch industry is a distinct segment of the wireless communications industry, which also includes wireless telephone (cellular, PCS and satellite), paging and data transmission services. Wireless telephone services are designed for personal communications by providing two-way communication among individuals. In contrast, dispatch services provide for the immediate transmission of information, whether voice messages or data, to groups of mobile or portable radio users or frequently referred to as "one to many". Companies use dispatch services to communicate among others and to provide task assignment and coordination. Dispatch services are designed to provide bi-directional group communications and to allow the user to address entire groups, sub-groups or individuals with simple and rapid push-to-talk call set-up procedures. Dispatch conversations are typically short and allow for all participants to communicate with each other simultaneously. Historically dispatch services have been less expensive than other CMRS wireless communications services, such as 800 MHz and 900 MHz SMR, cellular and PCS, because the service is offered at a set fee per billing period with no additional airtime charges or limitations to the maximum number of minutes utilized in each billing period. The industry is changing, and these other services are now offering dispatch packaged with other products, which has created competition for us.

            Each segment of the wireless communications industry relies on a different technology and serves distinct customer needs. We believe that existing wireless services address distinct markets and generally do not compete economically against each other, even though the wireless services now offer a modified "push to talk" option and domestically the marketplace is becoming saturated with communication solutions. We believe the wireless communications industry will continue to grow with the emergence of new technologies and applications, and this competition from the wireless communications industry may have a significant adverse effect on our future revenue and operating results.

                                CURRENT BUSINESS

GENERAL

            We provide high-powered repeater dispatch services in North America in Major Metropolitan Areas in three states. We currently have approximately 351 customers utilizing over 5,000 two-way radio units in the trunked format. We provide our customers, which are primarily business and governmental agencies, with dispatch communication services as well as options for vehicle tracking. We are licensed by the FCC to operate our Trunked Systems serving customers that do not have their own licenses.

            We operate our dispatch repeaters primarily in the 450-512 MHz frequency band. We are not active in the 220 MHz band, 800 MHz, 900 MHz band, cellular or PCS segments of the wireless communications industry, and we currently do not intend to become active in those segments.

            450-512 MHZ REPEATER OPERATIONS. We conduct the majority of our operations in the 450-512 MHz frequency band. We pursue widespread utilization of trunking technology for our systems in this band. A trunked 450-512 MHz band repeater is preferred to a conventional repeater in that Trunked Systems make more channels available to handle calls and thus provide greater capacity than Conventional Systems. The trunked repeater format also provides the customer with more and faster calls than a Conventional System. These factors, in turn, allow a greater number of users on a Trunked System to make more calls than a Conventional System, which allows more customers per channel for us. The trunked 450-512 MHz band repeaters function similarly to 800 MHz band trunked SMR systems. Although our systems are not interconnected to the PSN, if they were, they would be comparable to cellular telephone technology.

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

            The 470-512 MHz portion of the 450-512 MHz band is available in the top 13 U.S. Major Metropolitan Areas and is known commonly as the "T-Band". Operation on the T-Band is particularly advantageous as it contains the only frequencies in the 450-512 MHz band on which exclusive business radio service channels are available. During 2004 we operated approximately 349 exclusive T-Band repeaters in the Major Metropolitan Areas. Exclusive channels are superior to co-channel operations because an operator, such as Champion, has more available capacity and fewer restrictions on service provision. As of March 12, 2005, we had been granted FCC licenses to operate approximately 583 T-Band channels in the Houston, Dallas/Ft. Worth, Northern California, Washington/Baltimore and Chicago areas and operated those licenses to provide two-way radio dispatch services. As of March 12, 2005, we hold approximately 349 exclusive use FCC licenses and approximately 240 additional non-exclusive FCC licenses in the T-Band. We dedicated considerable effort to removing dormant or otherwise unnecessary co-channel licenses, generally through purchases or trades (with FCC consent) to obtain exclusivity on these channels.

            Under FCC licenses, we also operated, in a private format, twelve radio common carrier channel repeaters in Florida.

            As previously stated we executed an asset purchase agreement in December 2004 to transfer our 67 T-Band licenses in Illinois and the 12 radio common carrier channel licenses in Florida with appropriate FCC consents. It is anticipated that this transaction will close by the end of the first quarter 2005.

            800 MHZ REPEATER OPERATIONS. As with the 450-512 MHz band CRs which were acquired from Motorola, the 800 MHz band CR licenses were held by the users. Through license filings and assignments, we were successful in being assigned (with FCC consent) a number of licenses for our own benefit in this band. By 2002, with FCC consent, we had sold the majority of our 800 MHz systems. We may apply for additional exclusive licenses in the 800 MHz band with the intention of operating and/or selling the systems. There can be no assurance that the FCC will grant us such exclusive licenses or that FCC approval for all assignments and sales will be granted. We own five exclusive 800 MHz licenses.

            INTERNATIONAL. We operate three offshore subsidiaries to capitalize on potential opportunities to sell communication equipment outside North America. We are also investigating expansion to international markets with dispatch communication systems. In many countries this activity would be conducted in partnership with a locally-owned and operated enterprise. All required licenses and consents would be acquired by the operating entity. Currently we operate two resident offices in Vietnam and on December 16, 2002, we were granted an investment license to operate a 100% foreign-owned company, Champion Wireless Solutions (Vietnam), Limited. We are licensed to manufacture and assemble communication equipment for local and export sales. We acquired the SkyLink((TM)) product line to enhance our sale of WLL outside the United States. Although the focus of marketing of the WLL has been in Vietnam, we offer this product globally.

BUSINESS STRATEGY

            Our business strategy includes the following:

            EXPANSION OF HOLDINGS. We seek to expand our spectrum as needed and infrastructure holdings within our selected Major Metropolitan Areas through the FCC-approved acquisition of operating and start-up 450-512 MHz band trunked dispatch systems. At the same time we are actively pursuing the sale of our domestic assets through the efforts of Cold Creek Consulting to maximize the value of our assets. The operational value of these assets is less significant than the value that can be realized through a sale to an operator or public service user.

            SPECTRUM. Spectrum is critical in the communications business. Without spectrum on which to operate, the best communications equipment is worthless. We spend considerable funds to acquire FCC-licensed stations to provide dispatch services. We are assigned these licenses, and the corollary right to use the spectrum, through FCC-approved purchases of existing systems and through FCC grants of new licenses. Our anticipation is that these efforts will be ongoing. There can be no assurance that we will be successful in any or all of these efforts to be granted the licenses to use the spectrum.

            Specifically, we actively pursue the grant of additional licenses, as needed, from the FCC to operate on the 470-512 MHz T-Band channels. As the FCC grants these licenses, we continue to construct such T-Band systems. This allows us the capacity to add new customers as well as increase the value of the portfolio of assets being offered for sale.

            INTERNATIONAL. To enhance and grow our value, a search for business expansion produced the potential of previously untapped communication opportunities in the international sector. South and Southeast Asia were identified as the initial targets for us. During 2003, we expanded our international marketing to include all areas of the world. We formed three offshore subsidiaries to conduct international operations, and during 2001 we opened two resident offices in Vietnam employing five people. However, to date, our international operations remain in the initial stages and have not generated significant sales. The first contract in Vietnam was executed in September 2003 and is in the field trial test. On December 16, 2002, we were granted an investment license for a 100% foreign owned company for the assembly and sale of Wireless Local Loop products to provide rural telephony, fax and Internet services to first time users in South and Southeast Asia. This is the first of such licenses to be granted by the Socialist Republic of Vietnam.

            Based on our experience to date, we believe there is a viable opportunity to provide two way digital dispatch services in Southeast Asia. This involves the potential acquisition of companies that currently possess established infrastructure in the targeted areas of Asia. The acquisition would then expand its digital dispatch operations throughout Southeast Asia. Our management believes that outside investment funds will be required to finance this proposed activity. To that end, we have hired an investment banking firm to assist with capital raising efforts. At this point, we have not determined the proposed structure nor plan for raising capital. We cannot assure you that financing will be available if needed or on favorable terms. We will need to raise capital to fund our future international operations.

COMPETITION

            We face intense competition from the following types of operations:

            OTHER 470-512 MHZ BAND CR OPERATORS. We currently compete with many other 470-512 MHz band CR operators. With FCC approval, we operate our Metropolitan Market Area 470-512 MHz band CRs in the trunked multi-channel format. We expanded the menu of services by adding vehicle tracking and data services to voice services in a continuing effort to distinguish ourselves from other 470-512 MHz band trunked operators. To successfully establish a viable trunking infrastructure, an operator must possess site and market exclusive frequencies. This can best be accomplished through the deployment of T-Band frequencies. However, there can be no assurance that these additional services will attract new customers or eliminate the churn we experience to the competition. Since the FCC permitted the trunking of the UHF channels in 1996, considerable competition has evolved in the UHF trunking market.

            In each of our markets, we are the single largest holder of T-Band frequencies. In the past this acted as a deterrent to other operators in our markets, but that is no longer true and we have experienced increased competition in these markets.

            CELLULAR TELEPHONE SYSTEMS. We currently compete, and believe that we will continue to compete, with cellular telephone systems to a great extent. We charge a flat monthly rate for our services. By contrast, cellular charges are comprised of a flat monthly charge for a block number of minutes of use plus a fee for minutes used over the base. Additionally, cellular service providers typically charge for a call whether the user placed or received the call. Because many wireless calls are mobile-to-mobile, cellular calls from one user to another user result in two airtime charges, one charge for the caller and one charge for the receiver. Large fleet operators may find cellular costs prohibitive, although extremely small fleets may be in a position to justify the cost of cellular service. We believe that cellular telephones are not an economical solution for medium to large dispatch users, and that CRs offer a cost-effective alternative for high volume users of one to many dispatch services. However, cellular now offers features for one to many communication. Dispatch provides communications capabilities to entire worker groups or individual worker groups, and it also provides such capabilities on a one-to-one basis among members of a user group. It is unlikely that this price advantage will change because the FCC no longer is considering imposing a "calling party pays" requirement on cellular carriers.

            800 MHZ BAND SMR OPERATORS. Nextel, the largest SMR operator in the United States, continues the process of converting its analog technology to digital, beginning with its Major Metropolitan Area systems. The 800 MHz band SMR operators that retain analog technology probably will continue to concentrate on dispatch services. With technology developments both will compete with us by offering dispatch service as an add on feature to their principal products. We believe that many of the 800 MHz band SMR analog providers have been acquired by large digital operators interested in obtaining their rights to additional spectrum so that loading capacity could be optimized.

            900 MHZ BAND SMR OPERATORS. Operators of 900 MHz band SMR systems currently provide dispatch service competition to us. Many of these 900 MHz band system operators are using analog technology, thereby minimizing capital costs so they can maintain rates at competitive levels. Those with digital technology through engineering innovations are now able to offer competitive prices for the inclusion of dispatch in the user package in order to attract a broader base of customer.

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

            At this time, the impact of PCS growth on our business is uncertain. Although some PCS providers have also gained a significant presence in the dispatch market, cellular service providers have suffered the impact of their presence most significantly. It is unclear whether PCS providers will expand their service offerings to include dispatch-like services.

            WIRELESS LOCAL LOOP. There are two primary technologies to provide telecommunication to a subscriber: (1) cabling which is copper wire connecting the local exchange to the subscriber unit and (2) wireless which connects the local system to the subscriber. The choice depends on distance, topography and density of population. Cable is cost-effective for short distances and in large populations.

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

            Our Wireless Local Loop product is designed for low density population areas. This product provides wireless communication for sparsely populated areas often with difficult terrains. The main advantage of SkyLink(TM) is that its central station (hub) has larger coverage than regular cellular or high-density wireless local loop technologies. SkyLink's(TM) central station covers a radius of 50 to 65 kilometers, depending on the terrain conditions (approximately 8-10 cellular base stations would be required to cover the same area). SkyLink(TM) features a large coverage area, low infrastructure and maintenance costs, in addition to the advantages of wireless technology (quick deployment, etc). We believe that SkyLink(TM) is one of the best alternatives to provide rural basic telephony networks (5 to 500 subscribers) and at this time we do not experience significant competition for this product directed to low density populations.

REGULATION

            The FCC regulates the construction, operation and acquisition of wireless communications systems, such as those operated by us, under the Communications Act of 1934, as amended (the "Communications Act"), and pursuant to the FCC's rules and policies adopted thereunder ("FCC Rules") (collectively, the Communications Act and the FCC Rules shall be referred to herein as the "FCC Laws"). The FCC Laws governing wireless communications are highly technical and subject to change.

            We continually monitor our operations and believe that we are in material compliance with the licensing, loading, technical and operating requirements set forth in the FCC Laws. We have not received any notification of violations or material deficiencies from the FCC. However, if the FCC determines that the operations are not in compliance with applicable FCC Laws, it could impose conditions on its licenses or revoke its license grants, and any such action could have a material adverse effect on our operations. Further we believe that all FCC licenses required to conduct our business as presently conducted will be renewed in their normal course.

            Under the FCC Laws, dispatch operators, such as ourselves, generally are regulated as PMRS providers (i.e., private carriers) rather than as CMRS providers (i.e., common carriers). A PMRS provider is subject to less stringent regulations, both by the FCC and individual states, than a CMRS provider. In contrast, cellular telephone, most paging services and those SMR operators providing PSN telephone interconnection capabilities are, or will be, regulated as CMRS providers. Certain revisions to the FCC Laws could result in changing how we are regulated and could affect the continued compliance with applicable requirements. These changes could have a material adverse effect on our business and profitability. See "Regulatory Developments."

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

OPERATIONS

            We perform billing, maintenance of subscriber records and FCC licensing activities at our Woodlands, Texas headquarters. We also provide business managerial functions for our offshore companies.

            Our domestic operations are divided into five business regions as follows: Houston, Dallas/Ft. Worth, Northern California, Chicago, and Washington D.C./Baltimore with centralized operations at our corporate headquarters. We establish and maintain relationships with independent dealers to load our systems.

            Internationally, the Vietnamese government, historically, has prohibited foreign investment in the communications sector. We have identified that communication solution opportunities exist in Vietnam and elsewhere in South and Southeast Asia. We pursued these opportunities based on preliminary studies that indicated we might have an opportunity to install Wireless Local Loop products throughout Vietnam. A test system was operational and given preliminary approval by the Vietnamese government in 2001. Final testing and approval was achieved during 2002 and our Wireless Local Loop product is available to be utilized throughout Vietnam. The first contract for such product was executed in September 2003. There are no assurances that the sale of our WLL product will be successful; however, we hope to be granted final acceptance for the first phase of the contract executed in 2003 and anticipate that the final two phases will be completed by the end of 2005. In addition, we are conducting studies of other developing nations to determine the potential need for the Wireless Local Loop product throughout the world.

            We formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly-owned subsidiaries to conduct the international operations, along with the newly licensed Champion Wireless Solutions (Vietnam), Limited, a Vietnam company formed for the assembly of the Wireless Local Loop product. The installation of WLL will facilitate telephony, fax and internet service for first time users in remote villages throughout Vietnam. Authority for resident offices was obtained in Vietnam during 2001, and Champion Vietnam Wireless B.V. and Champion Wireless Solutions (Vietnam) LTD. have offices in both Hanoi and Ho Chi Minh City. There is currently one employee in the Ho Chi Minh City office and four employees in the Hanoi office.

EMPLOYEES

            As of March 24, 2005, we employed seven people on a full-time basis, in addition to five employees in Vietnam. None of our employees belong to a union.

ITEM 2. DESCRIPTION OF PROPERTY

            We lease 5,702 square feet of office space in The Woodlands, Texas, a suburb of Houston, Texas, where its principal offices are located. We also lease two offices in Vietnam, one in Hanoi and another in Ho Chi Minh City totaling approximately 1,038 square feet.

            We lease antenna and repeater space on approximately 43 tower sites. Other than our leases on the Sears Tower in Chicago, Illinois, which has been assumed effective January 1, 2005, by the purchaser of the Illinois assets, and Allied Tower in Houston, Texas, no one lease is material to our business. The leases are generally for terms of one to two years and month-to-month thereafter except as follows:

  LOCATION                  LEASE EXPIRATION
------------                ----------------
Denton, TX                  October 2005
Chicago, IL                 December 2005
Willis, TX                  July 2006
McKinney, TX                December 2007
Houston, TX                 May 2009

ITEM 3. LEGAL PROCEEDINGS

            From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Our Common Stock is currently traded on the TSX Venture Exchange and quoted on the U.S. OTC Bulletin Board under the symbol CCMS. During the years ended December 31, 2003, and December 31, 2004, the high and low bid prices were as follows:

                        U. S. OTC Bulletin Board         TSX Venture Exchange
                       (All amounts are in U.S. $)    (All amounts are in CDN $)
                       ---------------------------   ---------------------------
      Date              High                 Low      High                 Low
------------------     ------             --------   ------              -------
March 31, 2003         $ 0.510            $  0.510   $0.800              $ 0.800
June 30, 2003          $ 0.300            $  0.300   $0.280              $ 0.280
September 30, 2003     $ 0.350            $  0.350   $0.300              $ 0.300
December 31, 2003      $ 0.380            $  0.340   $0.290              $ 0.290

March 31, 2004         $ 0.320            $  0.320   $0.380              $ 0.380
June 30, 2004          $ 0.290            $  0.290   $0.380              $ 0.380
September 30, 2004     $ 0.230            $  0.230   $0.380              $ 0.380
December 31, 2004      $ 0.200            $  0.200   $0.380              $ 0.380

            The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.

As of March 24, 2005, our Common Stock was held by 108 stockholders of record.

            We have not declared or paid any dividends. The payment of dividends in the future will depend on our earnings, capital requirements, operating and financial position and general business conditions. We anticipate that earnings will be retained to finance future growth and operations, including research and product development. As such, management anticipates that no dividends will be paid on the Common Stock in the foreseeable future.

            The following transactions were exempt from registration under the Securities Act pursuant to Section 4(2), as not involving any public offering. At an appropriate time, we expect to file a registration statement on Form S-8 to register the transactions relating to the grant and exercise of these options. The following options were granted as additional compensation for employee and non-employee director services:

                     No. of Options   Exercise
Date of Grant           Granted        Price
----------------     --------------   --------
January 1, 2003          20,000       $ 0.6000
April 3, 2003           100,000       $ 0.5700
July 1, 2003             25,000       $ 0.5100

October 13, 2003         57,000       $ 0.3500
January 1, 2004          20,000       $ 0.3800
July 8, 2004             20,000       $ 0.2900
October 4, 2004          56,000       $ 0.2300

Information as of December 31, 2004 regarding equity compensation plans approved and not approved by shareholders is summarized in the following table:

                                                                                                                   (C)
                                                                                                       Number of Shares Remaining
                                                                                                      Available for Future Issuance
                                                  (A)                             (B)                Under Equity Compensation Plans
                                     Number of Shares to be Issued  Weighted Average Exercise Price  (Excluding Shares Reflected in
                                     Upon Exercise of Outstanding        of Outstanding Options                 Column A)
        Plan Category                         Options
----------------------------------   -----------------------------  -------------------------------  -------------------------------
Equity compensation plans approved                         430,000                            $0.76                           70,000
by shareholders

Equity compensation plans not
approved by shareholders                                       N/A                              N/A                              N/A
                                                           -------                            -----                           ------

TOTAL                                                      430,000                            $0.76                           70,000
                                                           =======                            =====                           ======

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-KSB. The discussion in this section of this Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in "Risk Factors" and those discussed elsewhere in this Report on Form 10-KSB.

RISK FACTORS

            This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. We caution the reader that actual results could differ materially from those we anticipate, depending on the outcome of certain factors, including those factors discussed in this section. Specifically, there can be no assurance that we will be able to become profitable, compete effectively, sell the SkyLink(TM) systems at a profit, sell our North American operations, expand the dispatch systems internationally, retain key personnel or take any or all of the other actions described or referred to in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date herein. We undertake no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

LACK OF ACCUMULATED EARNINGS; UNCERTAINTY AS TO FUTURE PROFITABILITY

            A significant portion of our income has been derived from the sale of non-core spectrum, generating $16.5 million in revenues since 1997. At December 31, 2004, we had an accumulated earnings deficit of approximately $2,470,000. For us to become profitable, it will be necessary to achieve profitability in the operation of our dispatch services and generate additional sales of the SkyLink(TM) Wireless Local Loop systems and potentially add international digital dispatch services. There can be no assurance that we will be profitable in the future, or that an investor in the Common Stock will not sustain a loss in the investment.

NEW TECHNOLOGIES

            The market for our services is characterized by rapid technological advances, changes in customer requirements and new service introductions and enhancements. Our growth and future financial performance depends on our ability to expand outside the United States, develop new services that meet technological advances and provide services at competitive prices. There can be no assurance that we will be successful in these endeavors. Our inability to respond in a timely manner to technological advances could have a material adverse effect on our business and our ability to remain competitive.

COMPETITION

            We experience significant competition from other dispatch operators in the 450-512 MHz, 800 MHz and 900 MHz bands, as well as from providers of cellular phone services. We also face additional competition from other wireless communications providers, such as PCS operators, 220 MHz operators and paging operators in the 450-512 MHz and 900 MHz bands. Many of these providers have significantly greater resources than we do. There can be no assurance that we will be able to compete successfully in the dispatch services industry in the future.

            Furthermore, the availability of new technologies to ESMR network operators allows some dispatch operators to offer enhanced dispatch services, including PSN interconnect and features such as seamless wide area coverage and data transmission. There can be no assurance that their ability to lower prices due to improved technologies, will not have a materially adverse effect on our business or ability to remain competitive in these markets.

DEPENDENCE ON KEY PERSONNEL

            We believe our success depends, in large part, upon the continued services of key management personnel, including Albert F. Richmond, our Chief Executive Officer. We own a key-employee life insurance policy in the amount of $1 million on Mr. Richmond. We have an employment agreement with Mr. Richmond. The loss of his services could have a material adverse effect on us.

CONTROL BY OFFICERS AND DIRECTORS

            As of December 31, 2004, our executive officers and directors owned approximately 55% of the issued and outstanding shares of the Common Stock. As a result of such ownership, such officers and directors have the power effectively to control us, including the election of directors, the determination of matters requiring stockholder approval and other matters relating to corporate governance.

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

            Additionally, pending FCC rule and policy changes, including those relating to "refarming" (i.e., the ongoing FCC proceeding to rewrite the rules governing licensing and operation in the 450-512 MHz band where our business is concentrated), regulatory classification, SMR and other dispatch service provider regulation, new spectrum allocation and radio towers may not be adopted, or may be adopted in a different form than the current proposed version. Any regulatory changes could have a material adverse effect on our business and profitability.

INABILITY TO OBTAIN LICENSES

            For the 450-512 MHz and 800 MHz band operations, we hold the requisite licenses. Each of these licenses is subject to the licensee operating in compliance with applicable FCC rules and is subject to renewal. Our failure to obtain license renewals would have a material adverse effect. There can be no assurance that we will maintain our licenses or that the FCC will renew our licenses.

PROVISIONS AFFECTING CONTROL

            Several provisions of our Certificate of Incorporation and Bylaws may have the effect of delaying, deferring or preventing a change in control. The Board of Directors, without further action of the stockholders, has the authority to issue up to 1,000,000 shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, and to issue almost 16,000,000 additional shares of Common Stock.

            The issuance of preferred stock or additional shares of Common Stock could adversely affect the voting power of purchasers of Common Stock and could have the effect of delaying, deferring or preventing a change in control.

INTRODUCTORY STATEMENT

            Since our inception, we transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. Observing the emerging competition and in an effort to increase our worth we identified opportunities to provide Wireless Local Loop products and digital dispatch systems outside North America. We acquired the SkyLink(TM) firmware that allows us to assemble and market the low density WLL products. Consequently, we have discovered opportunities to provide digital dispatch systems, principally in Southeast Asia, which will require an infusion of capital. For this reason on March 15, 2004 we announced our intent to sell the North American operations and utilize the proceeds to focus on the international digital dispatch systems. Although considerable interest was indicated, we were not able to sell the entire portfolio. Consequently, Cold Creek Consulting has continued marketing the portfolio assets. On December 29, 2004, we executed an asset purchase agreement to sell the Illinois and Florida areas subject to FCC consent. The FCC granted final order to the transfer of the licenses on March 3, 2005 and the sales became effective January 1, 2005. We are currently in negotiation to sell other select assets of the portfolio. However, any portion of North America operations that are not sold will continue to be operational.

RESULTS OF OPERATIONS

            Our primary business is two-way radio dispatch communications. However, due to the relationship between our primary business and spectrum, in past years we have been successful, on a sporadic basis, to obtain and market spectrum frequencies at significant gross margins, supplemental to our primary business. These successes generated significant fluctuations in our revenues and gross margins from year to year of a positive nature. As a result of changes in the industry, which were brought about by recommendations to the FCC by Nextel in reallocating existing spectrum, the market for spectrum has dissipated. As such at the beginning of 2003, management eliminated the Spectrum Division. However, we feel that with the resolution of these recommended changes, the market for spectrum will reappear on a specific needs basis and Cold Creek Consulting will continue to represent our interests in the marketing of spectrum. On December 29, 2004, we entered into an asset purchase agreement for the sale of Illinois and Florida subject to FCC consent. This agreement was entered into as of January 1, 2005 and on March 3, 2005 the FCC granted the license assignments. During the interim time period prior to FCC approval, the purchaser operated the systems under a FCC approved Short-Term De Facto Transfer Spectrum Lease Agreement.

            As competition from traditionally PCS carriers has increased due to their emerging technologies we lost considerable momentum with the customer base on our communication systems beginning in 2002.

            Vehicle tracking utilizing our wireless communication's infrastructure was not new; however, it had advanced by combining the power of GPS with modern technology and internet availability. Talk `N Track(TM) is a complete vehicle management system with audio capabilities. We anticipated this service would be a powerful tool with a potential to provide companies with improved vehicle management and thus enhance profitability. We showcased this product in 2003 by authorizing Master Dealers in each market allowing our staff to focus on marketing Talk `N Track(TM) throughout our regions. The program, however, did not enjoy the positive response that was projected. Management believes that this was due, in large part, to the material upfront capital investment required on the customer's part during a fiscal period that experienced capital expenditure reductions in many industries. As a result we abandoned efforts to aggressively market this product in the domestic dispatch areas.

            These events are reflected in the results of operations reported in this year's report.

            In 1999 members of our management team traveled to Vietnam and China to evaluate the dispatch communication market. Preliminary results indicated that the part of China visited revealed adequate dispatch communications. However, it was discovered that dispatch communication in Vietnam was almost non-existent. During 2004, we expanded our evaluation to neighboring Asian countries, which exhibited similar voids in their inventory of dispatch communications. At the present time, our CEO, Albert Richmond, is in Asia evaluating the demand for dispatch communication and the likelihood of acquiring infrastructure to support digital dispatch in Southeast Asia. The results of this evaluation will determine if we will move forward with plans to acquire an existing digital dispatch operator with the intention of future expansion of a dispatch communication network in Malaysia, Vietnam, Thailand and Indonesia.

            Our continued research in Southeast Asia also revealed the need for a standard equipment product to provide wireless telephony, fax and Internet service for low density populations.

            In late 1999, we provided the SkyLink(TM) technology to a joint venture which installed the WLL system in the Cao Bang province, Vietnam. This system achieved preliminary acceptance in 2001 and final acceptance in 2002. In December 2002 we were granted a 100% Foreign Owned Enterprise license (FOE) by the Socialist Republic of Vietnam. Champion Wireless Solutions (Vietnam), Limited ("Solutions") is the first company to receive such a license. The license allows for the manufacturing and assembly of communications equipment for local consumption and export. Solutions successfully negotiated with the state owned telephone company for the sale of the first assembled integrated SkyLink(TM) system and the contract was executed in September 2003.

            In 2002, we purchased the SkyLink(TM) product line from SmarTrunk. Today, Champion SkyLink(TM) WLL is a fully integrated low density WLL system. We customize the SkyLink(TM) LD-WLL for installation in virtually any low density population area in the world that requires wireless telephony that has the capability to be interconnected to the local PSTN.

            In the final quarter of 2003 we installed the first phase of a three phase contract for the installation of the first Champion SkyLink(TM) WLL in Vietnam. The system has been in the testing phase since that time, experiencing some technical problems that precluded the system from receiving temporary acceptance necessary to install the final two phases and complete the contract. Even though these technical problems existed, the system was fully functional and was used for telephony throughout the total elapsed time. The problems, overall, were minor, but difficult to diagnose due to the remote location of the system from the manufacturers' of the component parts. As of March 3, 2005 the system is fully operational.

DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

            Total revenues for 2004 were $1,883,000, a decrease of $403,000 from 2003. Equipment sales increased $154,000 from 2003 and there was a $557,000 reduction in dispatch revenues. The decrease is the result of continued churn experienced in our domestic operations. The downturn in the economy since 2002 and the consolidation of businesses has contributed to the loss of revenue. Additionally, the emergence of technology and increased competition offered by wireless companies has also resulted in the loss of customers. During 2004 we had a dispatch base in five Major Metropolitan Areas, but do not currently have expansion opportunities to blanket the entire United States. Effective January 1, 2005, we entered into an asset purchase agreement to sell one of our Major Metropolitan Areas. Our major competitors, who operate in different frequency bands, are able to offer nationwide coverage. Our value remains in the value of the assets.

            Management recognizes the need to diversify our business activities to foster growth and the ability to withstand business fluctuations. Because we believe that North America is saturated with communication providers, through offshore subsidiaries, we are marketing the SkyLink(TM) LD-WLL and have preliminary plans to acquire a digital dispatch operation in Southeast Asia with the intention of expanding and providing dispatch communication services in other countries.

            In the past, we were successful buying and selling spectrum, while these transactions were sporadic, they were also highly profitable. In early 2002 a "white paper" was filed with the FCC by Nextel that addressed interference issues the Nextel system was inflicting upon various communication systems operated by public safety agencies. We considered the decision made by the FCC and evaluated that we could sell or trade our company infrastructure, which provides exclusive channels needed by the licensees that will be required to give up their positions as a result of the FCC decisions. We can market our portfolio to the affected parties while continuing to service our regular customer base. This provides the potential to maximize value for the shareholders.

            Costs of sales decreased from $1,374,000 in 2003 to $1,291,000 in 2004. Cost of equipment sales increased $46,000 corresponding to the increase in sales and there was a $129,000 reduction in dispatch costs and expenses, the majority of which are rent savings achieved from the successful renegotiation of tower site rentals.

            Amortization decreased $49,000 in 2004 from 2003 reflecting licenses that have been fully amortized. Depreciation was $205,000 for 2004 compared to $209,000 in 2003, a decrease of $4,000.

            General and administrative expenses decreased 23% or $555,000 from 2003 to 2004. We recognized savings of $299,000 from discontinuing the Talk `N Track(TM) marketing program due to the lack of desired results the program generated. As discussed last year, we experienced formidable competition in marketing our Talk `N Track product. International general and administrative costs increased $79,000 from 2003. During 2004 we expanded our office in Hanoi to meet the demands of the WLL contract installation and testing. In addition, corporate general and administrative expenses were reduced in 2004 due to the CEO waiving his salary in lieu of a success based commission effective July 2004 and other expense reductions related to the downsized operations.

            Upon the advice of our audit firm, Malone and Bailey, PC, in order to present fairly our financial statements and comply with generally accepted accounting principles, we have written off as impaired, the net book value of our SkyLink(TM) product, as well as the work in process inventory for the SkyLink(TM) WLL contract, which has been executed and is currently in a testing phase in Vietnam. The impaired write off for the SkyLink(TM) product is $206,000, and our related inventory write off is $134,000. Although we have written down these assets for proper financial statement presentation, according to generally accepted accounting principles, we believe that SkyLink(TM) is still a commercially viable product for us in Vietnam, though we can give you no assurance that we will be ultimately successful in our efforts or that it will be a profitable product for us. In addition, our contract in Vietnam has received the necessary approvals for phase I, and we expect to continue with phases II and III in the next quarter.

            We recognized a net loss on the disposal of communication equipment assets of $4,000 compared with $6,000 in 2003. Both years reflected sales and write offs of obsolete equipment.

            Interest income for 2004 was $2,000 as compared with $16,000 for 2003 due to reduced cash investments. Interest expense for the year ended December 31, 2004 was comparable to 2003 at $2,000. As of December 31, 2003, we had no significant debt or financings.

            Our net loss for 2004 is $1,795,000 as compared to a net loss of $1,379,000 for 2003.

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 2004, we had cash and cash equivalents of approximately $383,000 compared with $934,000 at December 31, 2003. Considerable effort is being expended to achieve expansion of our international activities and the decrease in cash is in large part due to sustaining offices overseas and the related marketing and development expenditures. We feel that the business should be expanded internationally, where competition is not as great, to enhance our value.

            Our working capital was $140,000 at December 31, 2004 as compared with $1,275,000 at December 31, 2003.

            Net cash used in operating activities was $405,000 for 2004 compared with a net cash use of $1,006,000 in 2003.

            Net cash used in investing activities was $32,000 for 2004 as compared with net cash used of $94,000 in 2003.

            Net cash used in financing activities was $13,500 in 2004 compared to $87,000 in 2003. Little cash was used in financing activities in 2004 as we have no outstanding debt.

            Additional financing will be needed to pursue the planned expansion to digital dispatch in Southeast Asia. Cold Creek Consulting continues its efforts on our behalf to sell the domestic portfolio of assets and we hope to raise investment financing to fund the proposed international expansion. We have conducted preliminary discussions with an investment banking firm to seek public or private equity financing, and we will search for other sources of financing. There is no assurance that we will be able to obtain future funding or that funding can be obtained on terms favorable to us, which would significantly reduce our international business operations. In the event our international operations are scaled back, our North American assets will continue to operate, although operating revenues will be insufficient to cover all of our operating expenses. We believe that with scaled back operations our existing resources will be sufficient to fund North American operations for the next 36 months.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

INVENTORY

            Our inventory consists primarily of two-way radios, parts and accessories. We use the average cost method of accounting for inventory and is recorded at the lower of cost or market.

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

NEW ACCOUNTING PRONOUNCEMENTS

            We do not expect adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

EFFECTS OF INFLATION

            We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our results of operations.

ITEM 7. FINANCIAL STATEMENTS

            Our audited financial statements and footnotes related thereto are included within Item 13(a) of this report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            The following table sets forth certain information with respect to each director and each executive officer of the Company:

          Name                 Age                  Position
-------------------------      ---      --------------------------------------
Albert F. Richmond (1)(2)       63      Chairman of the Board, Chief Executive
Houston, Texas                          Officer and President
Pamela R. Cooper                52      Chief Financial Officer, Treasurer,
Spring, Texas                           Secretary and Controller
Peter F. Dicks (1)(2)           62      Director
London, England
James H. Grossman (1)(2)        65      Director
San Francisco, California

------------
(1)  Member of Audit Committee

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

JAMES H. GROSSMAN is currently with his own law firm, JHG Advisors. From 1995 to 2003, Mr. Grossman served as a corporate, venture capital and international business lawyer with the firm of Crosby, Heafey, Roach, & May in San Francisco. From 1994 to 1995, Mr. Grossman was General Counsel of the Slovenia Development Capital Fund. In 1993, Mr. Grossman served as Special Representative for the United Nations Development Program. In 1992, Mr. Grossman was appointed by President George Bush to serve as Chairman, U.S. Foreign Claims Settlement Commission, where he served from 1992 until 1993. From 1990 to 1991, Mr. Grossman was the Chief Negotiator for the U.S. in the tariff reduction acceleration round of the U.S.-Canada Free Trade Agreement, which was a precursor to the creation of NAFTA. Mr. Grossman received a BA, International Relations/Political Science/History in 1960 from the University of California at Berkeley, and a JD from Harvard University in 1963.

AUDIT COMMITTEE FINANCIAL EXPERT

            Our Board of Directors has determined that the Audit Committee does not have any "audit committee financial expert," as defined by applicable law. The cost to retain an audit committee financial expert at this time is viewed as cost prohibitive. However, the Board of Directors believes that each Audit Committee member has sufficient knowledge in financial auditing matters to serve on the Committee. The Committee has the authority to engage legal counsel or other experts or consultants as it deems necessary to carry out its responsibilities.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Based on a review of Forms 3, 4 and 5 furnished to the Company, all of the Company's officers and directors and beneficial owners of ten percent of the Company's Common Stock were in compliance with the reporting requirements of
Section 16(a) during the fiscal year ended December 31, 2004.

CODE OF ETHICS

            We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on our Web site at www.champcom.com. We intend to satisfy the requirements under Item
5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our Web site.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

            We pay our non-employee directors a $10,000 per year retainer, with an additional $2,000 per year for committee members. We also reimburse our directors for expenses incurred in attending meetings.

EXECUTIVE COMPENSATION

            The following table sets forth certain information with respect to the compensation awarded to, earned by or paid for services rendered to us in all capacities during the fiscal years ended December 31, 2004, 2003, and 2002, with respect to the Chief Executive Officer, Mr. Richmond. No other executive officers received annual compensation (including salary and bonuses earned) which exceeded $100,000 during the fiscal year ended December 31, 2004.

                                            Annual Compensation
                             ------------------------------------------------
                             Fiscal Year
                                Ended                            Other Annual
   NAME AND PRINCIPAL          Dec. 31     Salary ($)   Bonus    Compensation
                             -----------   ----------   -----    ------------
POSITION
Albert F. Richmond,             2004       $  105,000     --           --
Chairman of the Board and       2003       $  200,000     --           --
Chief Executive Officer         2002       $  200,000     --           --

            During the last completed fiscal year, we did not grant any stock options to the named executive officer. Thus, no options were granted to or exercised by the named executive officer during 2004. The named executive officer did not receive any other annual compensation not categorized as salary, bonus or commissions except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named officer. We Entered into a success-based commission agreement with Mr. Richmond effective July 1, 2004 in lieu of salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 24, 2005 by (i) each director and officer of the Company, (ii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                                                 Percent
Name of Beneficial Owner (1)             Number of Shares   Beneficially Owned
----------------------------             ----------------   ------------------
Albert F. Richmond                         2,109,550 (2)           50.02%

Pamela R. Cooper                             203,400 (3)            4.46%

Peter F. Dicks                               228,000 (4)            5.21%
23 Bentinck Street
London, W1M 5RL
England

James H. Grossman                             70,000 (5)            1.61%
2462 Broadway
San Francisco, CA 94115

Mid-South Investor Fund, L.P.                                             212,500                5.04%
201 4th Ave. N., Suite 1950
SunTrust Bank Bldg.
Nashville, TN 37219
All executive officers and directors as a group (four individuals)      2,610,950               57.71%

(1) Except as otherwise noted, the address of each holder is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380.

(2) Includes 199,900 shares held in Richmond Holdings, Inc. of which Albert F. Richmond is the sole stockholder. Includes 7,500 shares held by Morgan Stanley D.W. Inc., as Custodian of IRA for Linda L. Richmond and 37,500 shares held by Morgan Stanley D.W. Inc., Ttee. FBO for Albert F. Richmond, IRA.

(3) Includes 11,700 shares held by Bank One Securities Corporation, as Custodian of IRA and 169,500 shares that Ms. Cooper may acquire upon the exercise of currently exercisable stock options.

(4) Includes 78,000 shares that Mr. Dicks may acquire upon the exercise of currently exercisable stock options.

(5) Includes 60,000 shares that Mr. Grossman may acquire upon the exercise of currently exercisable stock options.

EQUITY COMPENSATION PLAN INFORMATION

            The following table provides information as of December 31, 2003 with respect to shares of our common stock that may be issued under our 1996 incentive plan.

                                                                                                      (C)
                                                                                                Number of Shares
                                                                                            Remaining Available for
                                               (A)                        (B)                Future Issuance Under
                                     Number of Shares to be        Weighted Average        Equity Compensation Plans
                                     Issued Upon Exercise of       Exercise Price of           (Excluding Shares
Plan Category                          Outstanding Options        Outstanding Options        Reflected in Column A)
-------------------------            -----------------------      -------------------      -------------------------
Equity compensation plans                            430,000                    $0.76                         70,000
approved by shareholders

Equity compensation plans
not approved by                                          N/A                      N/A                            N/A
shareholders

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Effective July 1, 2004 Mr. Albert F. Richmond, Chief Executive Officer, agreed to waive his annual salary in lieu of a success based commission, to be paid as a percentage of the gross sales price of all system sales going forward. An agreement was executed between Richmond Holdings, Inc.
(RHI), a subchapter S corporation, of which Mr. Albert F. Richmond is the sole shareholder, and us to memorializes the commission to be paid to Mr. Richmond.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.

                                                                             Page
1.    Consolidated Financial Statements:

      Report of Independent Registered Public Accounting Firm                 F-2

      Consolidated Balance Sheets, December 31, 2004 and 2003                 F-4

      Consolidated Statements of Operations, Years Ended
      December 31, 2004 and 2003                                              F-5

      Consolidated Statements of Stockholders' Equity, Years Ended
      December 31, 2004 and 2003                                              F-6

      Consolidated Statements of Cash Flows, Years Ended
      December 31, 2004 and 2003                                              F-7

      Notes to Consolidated Financial Statements                              F-8

2.    Exhibits:

                                                                         Incorporated by
Number                  Description                                       Reference to
3.1        Certificate of Incorporation filed September    Exhibit 3.1 to the Registration Statement on
           29, 1994.                                       Form 10-SB effective February 13, 1997
                                                           (File No. 0-29032)

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

10.1       Form of Indemnification Agreement               Exhibit 10.27 to the Registration Statement on
           between officers and director of the            Form 10-SB effective February 13, 1997
           Company and the Company.                        (File No. 0-29032)

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

10.6* Commission Agreement dated July 1, 2004, between Richmond Holdings, Inc. and the Company

10.7*      Asset Purchase Agreement, dated December
           30, 2004 between ESP Wireless
           Technology Group, Inc. and the Company

21*        Subsidiaries

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

-------------
* Filed herewith.

(b)   Reports on Form 8-K.

1. On December 2, 2004, we filed a report on Form 8-K, Item 2.02, Results of Operations and Financial Condition, reporting financial results for the three month period ended September 30, 2004.

2. On January 5, 2005, we filed a report on Form 8-K, Item 1.01, Entry into a Material Definitive Agreement, reporting the execution of an Asset Purchase Agreement with ESP Wireless Technology Group, Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Aggregate fees billed to the Company for the fiscal year ended December 31, 2004 and 2003 by Malone & Bailey, PC, the Company's independent auditors, were as follows:

                                                FISCAL YEAR ENDED
                                     -----------------------------------------
                                            2004                   2003
                                     -----------------     -------------------
Audit Fees(1)                        $          41,200     $            49,600
Audit-Related Fees(2)                            1,000                     658

                                     -----------------     -------------------
Total Audit and Audit-Related Fees              42,200                  50,258
Tax Fees(3)                                                              6,025
All Other Fees(4)                                    -                   1,524

                                     -----------------     -------------------
Total Fees                           $          42,200     $            57,807

(1) Of the total for fiscal year 2003, $40,600 in audit fees were billed to us by Malone & Bailey, PC and $9,000 by BDO Seidman, LLP for its review of the condensed financial statements included in our Quarterly Reports on Form 10-QSB. Audit fees represent fees for professional services rendered in connection with the engagement to audit and report on the financial statements, review of quarterly and annual financial statements.

(2) Audit-related fees for assurance and related services that are reasonably related to the performance or review of our financial statements and are not included above as "Audit Fees." No professional services for audit-related services were provided to us by Malone & Bailey, PC for fiscal year 2004 or 2003.

(3) Includes fees for tax consulting services, tax compliance services and preparation of statutory tax reports.

(4) Includes fees billed for services rendered other than the services covered in the table above, which consisted primarily of audit committee meeting participation.

            Consistent with the SEC's rules, our Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. There are no exceptions to the policy of securing pre-approval of the Audit Committee for any service provided by our independent accounting firm.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 29th day of March, 2005.

CHAMPION COMMUNICATION SERVICES, INC.

By: /s/  Albert F. Richmond
    -----------------------
    Albert F. Richmond,
    Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 2004, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                    Title                                 Date
-------------------------      -------------------------------------          --------------
  /s/ Albert F. Richmond       Chairman of the Board,                         March 29, 2005
-------------------------      Chief Executive Officer and President
Albert F. Richmond

  /s/ Pamela R. Cooper         Chief Financial Officer, Treasurer,            March 29, 2005
-------------------------      and Controller
Pamela R. Cooper

  /s/ Peter F. Dicks           Director                                       March 29, 2005
-------------------------
Peter F. Dicks

  /s/ James H. Grossman        Director                                       March 29, 2005
-------------------------
James H. Grossman

                                                                                             Page
Consolidated Financial Statements:

   Report of Independent Registered Public Accounting Firm.............................       F-2

   Consolidated Balance Sheets, December 31, 2004 and 2003.............................       F-3

   Consolidated Statements of Operations, Years Ended December 31, 2004 and 2003 ......       F-4

   Consolidated Statements of Stockholders' Equity, Years Ended
            December 31, 2004 and 2003.................................................       F-5

   Consolidated Statements of Cash Flows, Years Ended December 31, 2004 and 2003.......       F-6

   Notes to Consolidated Financial Statements..........................................       F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Champion Communication Services, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statement of operations, stockholders' equity, and cash flows for the two years ended December 31, 2004. These financial statements are the responsibility of Champion Communication Services, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
February 22, 2005

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                                   2004             2003
                                                                                -----------      -----------
ASSETS

Current Assets
      Cash and cash equivalents                                                 $   383,116      $   834,292
      Restricted cash                                                                     -          100,000
      Accounts receivable, net of allowance for doubtful accounts of
          $1,034 and $9,263, respectively                                            48,286          108,271
      Inventories                                                                         -          173,569
      Refundable income taxes                                                             -          340,000
      Prepaid expenses and other                                                     62,456           95,300
                                                                                -----------      -----------
         Total Current Assets                                                       493,858        1,651,432
                                                                                -----------      -----------
Communications equipment and related assets, net of accumulated
       depreciation of $1,411,009 and $1,233,619, respectively                      512,351          692,452
Other assets, net of amortization of $1,136,383 and $1,118,614 respectively         101,530          540,173
Assets held for sale                                                                 61,507           96,692
Other assets                                                                         36,540                -
                                                                                -----------      -----------
                                                                                $ 1,205,786      $ 2,980,749
                                                                                ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                          $    75,310      $   102,741
      Accrued expenses                                                              278,200          267,347
      License sales deposits                                                              -            5,200
      Current maturities of notes payable                                                 -            1,144
                                                                                -----------      -----------
         Total Current Liabilities                                                  353,510          376,432
                                                                                -----------      -----------
Long-Term Liabilities
        Customer deposits                                                               400            1,758
                                                                                -----------      -----------
         Total Liabilities                                                          353,910          378,190
                                                                                -----------      -----------
Commitments and Contingencies (Note 10)                                                   -                -
Stockholders' Equity

        Preferred stock, $0.01 par value, 1,000,000 shares authorized,
          none Issued and outstanding                                                     -                -
        Common stock, $0.01 par value, 20,000,000 shares authorized,
          4,217,007 shares issued and outstanding at December 31,
          2004 and 6,201,690 shares issued and 4,088,917 outstanding at
          December 31, 2003                                                          42,170           40,889
        Additional paid-in capital                                                3,654,635        3,611,157
        Retained deficit                                                         (2,844,929)      (1,049,487)
                                                                                -----------      -----------
Total Stockholders' Equity                                                          851,876        2,602,559
                                                                                -----------      -----------
                                                                                $ 1,205,786      $ 2,980,749
                                                                                ===========      ===========

     See accompanying summary of accounting policies and notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                                2004             2003
                                                             -----------      -----------
Revenues
    Dispatch communications                                  $ 1,708,983      $ 2,264,901
    Equipment sales and service                                  174,503           20,172
    Spectrum sales and fees                                          305            1,680
                                                             -----------      -----------
        Total Revenues                                         1,883,791        2,286,753
                                                             -----------      -----------
Operating expenses:
    Cost of sales:
      Dispatch communications                                  1,142,092        1,270,844
      Equipment sales and service                                149,212          102,597
      Spectrum sales and fees                                        105              905
                                                             -----------      -----------
        Total Cost of Sales                                    1,291,409        1,374,346
                                                             -----------      -----------
        Gross Margin                                             592,382          912,407

    Bad debt expense                                              27,003           11,000
    Depreciation and amortization                                435,562          488,028
    Impairment expense                                           340,926                -
    General and administrative expenses                        1,889,788        2,444,954
    Net loss on disposal/sale of fixed  and other assets           4,121            5,964
                                                             -----------      -----------
      Operating loss                                          (2,105,018)      (2,037,539)
                                                             -----------      -----------
Other income (expenses):
    Interest income                                                1,759           15,750
    Interest expense                                              (1,538)          (1,740)
                                                             -----------      -----------
Loss before income taxes                                      (2,104,797)      (2,023,529)
                                                             -----------      -----------
Income tax benefit                                                53,358          307,594
                                                             -----------      -----------
Income from continuing operations                             (2,051,439)      (1,715,935)
Discontinued operations:
  Gain from discontinued operations                              255,997          336,736
                                                             -----------      -----------
Net loss                                                     $(1,795,442)     $(1,379,199)
                                                             ===========      ===========
Basic and diluted net loss per common share                  $     (0.43)     $    ( 0.34)
                                                             ===========      ===========
Weighted average common shares outstanding                     4,184,172        4,104,839

     See accompanying summary of accounting policies and notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2004 and 2003

                                                                  Additional                       Retained          Total
                                   Common stock     Common         paid-in                         earnings       stockholders
                                     shares         stock          capital      Treasury Stock     (deficit)         equity
                                   ------------   -----------    -----------    --------------    ------------    ------------
Balance at December 31, 2002        6,201,690     $    62,017    $ 5,226,703    ($   1,595,588)    $   329,712    $  4,022,844

Purchase of treasury stock                  -               -              -           (52,984)              -         (52,984)

Re-issuance of treasury stock               -               -           (387)           12,285               -          11,898
Reclass treasury into common
 shares                            (2,112,773)        (21,128)    (1,615,159)        1,636,287               -               -
Net loss for 2003                           -               -              -                 -      (1,379,199)     (1,379,199)
                                   ----------     -----------    -----------    --------------    ------------    ------------
Balance at December 31, 2003        4,088,917          40,889      3,611,157                 -      (1,049,487)      2,602,559
                                   ----------     -----------    -----------    --------------    ------------    ------------

Contribution of common stock to
Company 401(k) Plan                   168,073           1,681         55,464                 -               -          57,145

Retirement of common stock to
Company 401(k) Plan                   (39,983)           (400)       (11,986)                -               -         (12,386)

Net loss for 2004                           -               -              -                 -      (1,795,442)     (1,795,442)
                                   ----------     -----------    -----------    --------------    ------------    ------------
Balance at December 31, 2004        4,217,007     $    42,170    $ 3,654,635     $           0    ($ 2,844,929)   $    851,876
                                   ==========     ===========    ===========    ==============    ============    ============

     See accompanying summary of accounting policies and notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                                                      2004              2003
                                                                                  ------------      -------------
Cash flows from operating activities:
    Net loss                                                                      ($ 1,795,442)     ($ 1,379,199)
Adjustments to reconcile net loss to
  net cash used in operating activities:
      Change in restricted cash                                                        100,000                 -
      Depreciation and amortization                                                    475,819           544,414
      Bad debt expense                                                                  27,003            11,000
      (Gain) loss on disposal/sale of fixed and other assets                             4,121             5,964
      Deferred taxes                                                                         -            56,000
      Deposits                                                                          (1,358)                -
      Loss on impairment of intangibles                                                340,926                 -
      Change in assets and liabilities:
        Accounts receivable                                                              7,328           129,116
        Note receivable                                                                 25,655                 -
        Refundable income taxes                                                        340,000          (102,000)
        Inventory                                                                       38,899            13,638
        Prepaid expenses                                                                32,843            (1,926)
        Accounts payable                                                               (27,433)          (61,044)
        Accrued expenses                                                                68,000          (226,516)
        License sales and customer deposits                                             (5,200)            4,255
        Other assets                                                                   (36,540)                -
                                                                                  ------------      ------------
          Net cash used in operating activities                                       (405,379)       (1,006,298)
                                                                                  ------------      ------------

Cash flows from investing activities:
    Purchases of fixed and other assets                                                (33,118)         (112,690)
    Proceeds from sale fixed and other assets                                              850            19,084
                                                                                  ------------      ------------
          Net cash provided by (used in) investing activities                          (32,268)          (93,606)
                                                                                  ------------      ------------

Cash flows from financing activities:
    Repayment of notes payable                                                          (1,143)          (46,376)
    Purchase of treasury stock, net of issuances                                       (12,386)          (41,086)
                                                                                  ------------      ------------
          Net cash used in financing activities                                        (13,529)          (87,462)
                                                                                  ------------      ------------

Decrease in cash and cash equivalents                                                 (451,176)       (1,187,366)

Cash and cash equivalents at beginning of year                                         834,292         2,021,658
                                                                                  ------------      ------------

Cash and cash equivalents at end of year                                           $   383,116       $   834,292
                                                                                  ============      ============

Supplemental disclosure of cash flow information:
    Cash paid (refunded) during the year for:
    Taxes                                                                         ($    53,358)     ($     5,239)
                                                                                  ============      ============
    Interest                                                                       $     1,535       $     2,025
                                                                                  ============      ============

    Non-cash transactions:
    Transfer of property and equipment and intangible assets to inventory          $       740       $     1,544
                                                                                  ============      ============
    Equipment sold in exchange for other assets                                    $         -      ($       226)
                                                                                  ============      ============
    Issuance of common stock for accrued expenses                                  $    57,145
                                                                                  ============

     See accompanying summary of accounting policies and notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

      (b)   Organization and Basis of Presentation

                  Champion's securities are registered with the Securities and
            Exchange Commission in the United States of America and listed on the TSX Venture Exchange.

                  The consolidated financial statements include the accounts of
            Champion Communication Services, Inc. and its wholly owned subsidiaries, Champion Wireless International B.V., Champion Vietnam Wireless B.V., Champion Wireless Solutions (Vietnam), Limited and Champion Wireless Systems International N.V. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                  Champion had $100,000 restricted as collateral for its direct deposit payroll at the end of 2003. This restriction was released during 2004.

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

      (e)   Inventory

                  Champion's inventory consists primarily of component parts for the integrated SkyLink(TM) systems under contract in Vietnam. We use the cost method of accounting for inventory which is recorded at the lower of cost or market. $134,669 and $0 of inventory was impaired in the years ended December 31, 2004 and 2003, respectively.

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

      (h)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
            Of

                  Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets as of December 31, 2004 and 2003 indicated there was $340,926 and $0, respectively, of impairment.

      (i)   Accrued Expenses

                  Accrued expenses at December 31, 2004 consist primarily of accrued tower rents totaling $82,000 and our annual 401(k) match totaling $75,000. The remaining balance consists of normal course of business liabilities. At December 31, 2003, accrued expenses consisted primarily of accrued tower rents totaling $69,000 and the annual 401(k) match of $59,000.

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

      (k)   Stock Option Plan

                  Statement of Financial Accounting Standards (SFAS) No. 123,
            "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Champion has elected to continue to apply the provisions of APB Opinion No. 25, in which no compensation expense is recognized for employee stock option if there is no intrinsic value at the date of the grant, and to provide the pro forma disclosure provisions of SFAS No. 12.

                  Champion applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements for the years ended December 31, 2004 and 2003. Had Champion determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, our net loss would have been reduced (increased) to the pro forma amounts indicated below:

                                                                           2004             2003
                                                                      ------------      ------------
Net loss, as reported                                                 $ (1,795,442)     $ (1,379,199)

Add:  Total stock-based employee compensation expense
determined under intrinsic value based method for all awards                     -                 -
                                                                      ------------      ------------
Deduct:Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                        (32,218)          (43,474)
                                                                      ------------      ------------
Pro Forma net loss                                                    $ (1,827,660)     $ (1,422,673)
                                                                      ============      ============

Net loss per share, basic and diluted

As reported                                                           $      (0.43)     $      (0.34)
Pro forma                                                             $      (0.44)     $      (0.35)
                                                                      ------------      ------------

                  The weighted average fair value of the stock options granted during fiscal 2004 and 2003 was $0.19 and $0.18, respectively. Variables used in the Black-Scholes option-pricing model include (1) 4.29% and 2.28%, respectively, risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 74% and 77%, respectively, and
            (4) zero expected dividends.

      (l)   Net Income (Loss) Per Common Share

                  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

      (m)   Use of Estimates

            Champion's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

      (n) Differences Between Generally Accepted Accounting Principles in the United States and Canada

                  Champion prepares its financial statements in accordance with generally accepted accounting principles (GAAP) in the United States of America. There are no significant differences between the United States of America and Canadian GAAP effecting our financial statements.

      (o)   New Accounting Pronouncements

                  In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" . SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Champion has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Champion during the calendar year 2006.

                  Champion does not expect adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

(2)   Accounts Receivable and Allowance for Doubtful Accounts

            Accounts receivable are customer obligations due under normal trade terms. Management monitors the credit performance of customers' financial conditions. Although collateral is generally not required; prepayment may be required from selected customers in certain circumstances.

            Management reviews accounts receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Accounts receivable balances that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, we believe that the allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

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

(4) Communication Equipment, Related Assets, Intangible Assets and Assets Held for Sale

            Communication equipment and related assets at December 31, 2004 and 2003 are comprised of the following:

                                                                 December 31, 2004
                                                     -----------------------------------------
Communication equipment and              Asset                      Accumulated        Net
related assets:                          Life           Cost        Depreciation     Balance
                                      ------------   -----------    ------------    ----------
Base station and related equipment    5 - 10 years   $ 1,564,311    $  1,089,855    $  474,456
Other furniture, data processing
and communications equipment          2 - 5 years        359,049         321,154        37,895
                                                     -----------    ------------    ----------
                                                     $ 1,923,360    $  1,411,009    $  512,351
                                                     ===========    ============    ==========

                                                                 December 31, 2003
                                                     -----------------------------------------
                                         Asset                      Accumulated        Net
                                         Life           Cost        Depreciation     Balance
                                      ------------   -----------    ------------    ----------
Base station and related equipment    5 - 10 years   $ 1,542,325    $    924,759    $  617,566
Other furniture, data processing
and communications equipment          2 - 5 years        383,746         308,860        74,886
                                                     -----------    ------------    ----------
                                                     $ 1,926,071    $  1,233,619    $  692,452
                                                     ===========    ============    ==========

                                                                 December 31, 2004
                                                     -----------------------------------------
                                         Asset                      Accumulated        Net
                                         Life           Cost        Amortization     Balance
                                      ------------   -----------    ------------    ----------
Intangible assets:

Licenses and other intangible
assets                                5 - 10 years   $ 1,094,481    $    992,951    $  101,530
                                                     ===========    ============    ==========

                                                                 December 31, 2003
                                                     -----------------------------------------
                                         Asset                      Accumulated        Net
                                         Life           Cost        Amortization     Balance
                                      ------------   -----------    ------------    ----------
Licenses and other intangible
assets                                5 - 10 years   $ 1,537,820    $    997,647    $  540,173
                                                     ===========    ============    ==========

            During the year ended December 31, 2004, communication equipment and other assets with a net book value of approximately $0 were sold for $850. In addition, we disposed of communication equipment and other assets with a net book value of $4,971, decreasing the gain to a net loss of $4,121 for the year ended December 31, 2004. During the year ended December 31, 2003, communication equipment and other assets with a net book value of approximately $2,000 were sold resulting in a gain of approximately $10,000. In addition, we disposed of communication equipment and other assets with a net book value of approximately $16,000 decreasing the gain to an approximate net loss of $6,000 for the year ended December 31, 2003. As of December 31, 2004, Champion impaired an intangible asset with a cost of $415,291. The impaired intangible had $209,034 of accumulated amortization which resulted in Champion recording a loss on the impaired intangible in the amount of $206,257. There were no impaired assets for 2003. Depreciation and amortization expense was $435,562 and $488,028 for the years ending December 31, 2004 and 2003, respectively.

            Assets held for sale had a net book value of $61,507 and $96,692 as of December 2004 and 2003, respectively. Depreciation and amortization expense for assets held for sale was $40,257 and $56,386 for the years ending December 31, 2004 and 2003, respectively. (See note 13 for details).

(5)   Notes Payable

            At December 31, 2004 and 2003, notes payable consisted of the following:

                                                                                2004    2003
                                                                                ----   ------
Installment note payable due in monthly payments of $3,529, at interest rates   $  -   $    -
of 11.0%.  This note matured and was paid in 2003.

Other                                                                              -    1,143
                                                                                ----   ------

Total notes payable                                                                -    1,143
Less current maturities                                                            -   (1,143)
                                                                                ----   ------
                                                                                $  -   $    -
                                                                                ====   ======

(6)   Income Taxes

            The provision for income taxes (benefit) consisted of the following for the years ended December 31, 2004 and 2003:

                                      2004            2003
                                    --------        ---------
  Current:
Federal                             $(53,358)       $(351,376)
State                                      -          (12,218)
  Deferred                                 -           56,000
                                    --------        ---------

Net Income Tax Expense (Benefit)    $(53,358)       $(307,594)
                                    ========        =========

            Champion uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2004 and 2003, Champion incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,700,000 and $0 at December 31, 2004 and 2003, respectively, and will expire in the year 2024.

            At December 31, 2004 and 2003, deferred tax assets consisted of the following:

                                      2004            2003
                                    --------        ---------
Deferred tax assets                 $590,000        $ 195,000
  Less:  valuation allowance         590,000          195,000
                                    --------        ---------

Net deferred tax asset              $      -        $       -
                                    ========        =========

(7)   Stockholders' Equity

            During the year ended December 31, 2004, Champion issued 168,073 shares at $0.34 per share in connection with our contribution to match employee's participation in our 401(K) plan. During the year ended December 31, 2003, we issued 12,917 shares at $0.60 per share in connection with our contribution to match employee's participation in our 401(K) plan.

            During the year ended December 31, 2004, we retired 39,983 of our common stock at prices averaging $0.31 per share and during the year ended December 31, 2003 we acquired, to be held in treasury stock, 85,851 shares of our common stock at prices averaging $0.61 per share.

(8)   Stock Options

            In 1996, Champion adopted the "1996 Incentive Plan" (the Plan) to provide incentive options, non-statutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees prior to August 1, 2000, vest and become fully exercisable after a range of two to six years from the date of grant. For options granted to employees after August 1, 2000, twenty-five percent (25%) vest and become exercisable immediately and twenty-five percent (25%) vest and become exercisable in each of the three following years. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 2004 and 2003, there were 70,000 and 95,000 additional shares, respectively, available for grant under the Plan.

            During 2004, Champion granted options to purchase 96,000 shares of common stock to employees and our directors. The per share weighted-average value of stock options granted during 2004 was $0.19, on the date of grant, using the Black-Scholes option model with the following assumptions: weighted-average risk-free interest rate of 4.29%, weighted-average expected life of three years, weighted-average expected volatility of 74%, and no expected dividend yield.

            During 2003, Champion granted options to purchase 202,000 shares of common stock to employees and our directors. The per share weighted-average value of stock options granted during 2003 was $0.18, on the date of grant, using the Black Scholes option model with the following assumptions: weighted-average risk-free interest rate of 2.28%, weighted-average expected life of three years, weighted-average expected volatility of 77%, and no expected dividend yield.

         The following table summarizes the information about the stock options as of December 31, 2004:

                                                          Weighted
                        Number           Weighted          Average           Number           Weighted
 Range of            Outstanding         Average          Remaining       Exercisable          Average
 Exercise                 at             Exercise      Contracted Life         at             Exercise
  Price                12/31/04            Price           (Years)          12/31/04            Price
----------           -----------         --------      ---------------    -----------         --------
$     0.23             56,000            $  0.23            9.76             14,000           $ 0.23

      0.29             20,000               0.29            9.52             20,000             0.29

      0.35             26,000               0.35            8.79             13,000             0.35

      0.38             20,000               0.38            9.01             20,000             0.38

      0.50              1,500               0.50            5.00              1,500             0.50

      0.51             20,000               0.51            8.50             20,000             0.51

      0.55             25,000               0.55            7.07             18,750             0.55

      0.56              2,000               0.56            6.01              2,000             0.56

      0.57            100,000               0.57            8.26             50,000             0.57

      0.60             20,000               0.60            8.01             20,000             0.60

      0.63             20,000               0.63            7.31             20,000             0.63

      0.64             10,000               0.64            7.00             10,000             0.64

      0.88             50,000               0.88            4.29             37,500             0.88

      1.00             24,500               1.00            3.88             24,500             1.00

      1.25              1,500               1.25            3.00              1,500             1.25

      2.00             20,000               2.00            1.08             20,000             2.00

      2.22             12,000               2.22            2.10             12,000             2.22

      2.75              1,500               2.75            2.00              1,500             2.75
----------           --------            -------            ----            -------           ------
$023-$2.75            430,000            $  0.67            6.14            306,250           $ 0.76
==========           ========            =======            ====            =======           ======

                                          Number of              Weighted-average
                                           Options                exercise price
                                          ---------              ----------------
Balance at December 2002                    320,000              $           1.04
           Granted                          202,000                          0.50
           Forfeited                       (117,000)                         1.16
                                           --------              ----------------

Balance at December 2003                    405,000                          0.72
          Granted                            96,000                          0.27
          Forfeited                         (71,000)                         0.69
                                           --------              ----------------

Balance at December 2004                    430,000              $           0.67
                                           ========              ================

(9) 401(k) Plan

            In January 1996, Champion adopted a 401(k) Plan (the "401(k) Plan") under which all employees who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue
      Code) and have such deferred amounts contributed to the 401(k) Plan. Champion may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors elected to match the 2004 and 2003 contributions by 100%. Such contributions amounted to $74,725 and $57,145 for the years ended December 31, 2004 and 2003, respectively.

(10) Commitments and Contingencies

      Lease Commitments

            At December 31, 2004 Champion had commitments under non-cancelable operating lease agreements for the rental of office and tower space. Future minimum rental payments due under the leases are:

2005            436,717
2006            256,143
2007            197,370
2008            203,282
2009             68,424
             ----------
             $1,161,936
             ==========

            During the year ended December 31, 2004, Champion incurred $117,220 in office rental expense and $1,126,029 in tower rental expense. During the year ended December 31, 2003 we incurred $149,705 in office rental expense and $1,178,720 in tower rental expense.

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

      Segment results for the years ended December 31, 2004 and 2003 are as follows:

                                              United States           International         Consolidated
                                              -------------           -------------         ------------
December 31, 2004
    Revenues                                  $   1,816,233           $      67,558         $  1,883,791
    Pretax income (loss)                         (1,324,814)               (779,983)          (2,104,797)
    Depreciation /Amortization                      333,195                 102,367              435,562
    Discontinued operations                         255,997                       -              255,997
Interest
    Revenue                                           1,759                       -                1,759
    Expense                                          (1,538)                      -               (1,538)
                                              -------------           -------------         ------------

    Net                                                 221                       -                  221
                                              =============           =============         ============

Total assets                                      1,162,805                  42,981            1,205,786

December 31, 2003
    Revenues                                  $   2,286,581           $         172         $  2,286,753
    Pretax income (loss)                         (1,554,559)               (468,970)          (2,023,529)
    Depreciation/Amortization                       387,489                 100,539              488,028
    Discontinued operations                         336,736                       -              336,736
Interest
    Revenue                                          15,750                       -               15,750
    Expense                                          (1,740)                      -               (1,740)
                                              -------------           -------------         ------------

    Net                                              14,010                       -               14,010
                                              =============           =============         ============

    Total assets                                  2,471,335                 509,414            2,980,749

(12) Major Customers

            In 2004, 46% of Champion's cost of sales was from one vendor. In 2003, 46% of Champion's cost of sales was from one vendor.

(13) Assets Held For Sale

            On December 27, 2004, Champion executed an Asset Purchase Agreement with ESP Wireless Technology Group, Inc. ("ESP") that was effective as of January 1, 2005. Under the Agreement, Champion agreed, upon receipt of all appropriate Federal Communications Commission ("FCC") consents and approvals, to assign its licenses and sell the related assets (i.e., equipment, customers and operations) in the states of Illinois, Indiana and Florida to ESP in exchange for the purchase price of $1,450,000. The purchase price has been escrowed until closing, which will occur after the FCC has consented to the transaction and after such consent is no longer subject to any appeal. The transaction is expected to close in April, 2005. Net book value of the assets held for sale was comprised of the following for December 31, 2004 and 2003:

                                        2004           2003
                                     -----------    -----------
Base station and related
            equipment                     55,721    $    81,172
Licenses                                     693         15,520
Other intangibles                          5,093              -
                                     -----------    -----------
Total assets held for sale           $    61,507    $    96,692
                                     ===========    ===========

      Revenues less direct costs associated with these markets was $255,997 and $336,736 for 2004 and 2003, respectively. This information has been classified as discontinued operations in the consolidated statements of operations.

                                INDEX TO EXHIBITS

                                                                         Incorporated by
Number                  Description                                       Reference to
3.1        Certificate of Incorporation filed September    Exhibit 3.1 to the Registration Statement on
           29, 1994.                                       Form 10-SB effective February 13, 1997
                                                           (File No. 0-29032)

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

10.1       Form of Indemnification Agreement               Exhibit 10.27 to the Registration Statement on
           between officers and director of the            Form 10-SB effective February 13, 1997
           Company and the Company.                        (File No. 0-29032)

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

10.6* Commission Agreement dated July 1, 2004, between Richmond Holdings, Inc. and the Company

10.7*      Asset Purchase Agreement, dated December
           30, 2004 between ESP Wireless
           Technology Group, Inc. and the Company

21*        Subsidiaries

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

-------------
* Filed herewith.

(b)   Reports on Form 8-K.

1. On December 2, 2004, we filed a report on Form 8-K, Item 2.02, Results of Operations and Financial Condition, reporting financial results for the three month period ended September 30, 2004.

2. On January 5, 2005, we filed a report on Form 8-K, Item 1.01, Entry into a Material Definitive Agreement, reporting the execution of an Asset Purchase Agreement with ESP Wireless Technology Group, Inc.