Form 10QSB
period 2005-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2005-05-16
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                   1934 for the Quarter Ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 2, 2005, there were 4,587,418 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format
(check one): Yes [ ] No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets -
             March 31, 2005 and December 31, 2004 (audited)............................      1

             Consolidated Statements of Operations -
             Three Months Ended March 31, 2005 and 2004 and
             Year ended December 31, 2004..............................................      2

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2004 and 2003 and
             Year ended December 31, 2004..............................................      3

             Notes to Consolidated Financial Statements................................      4

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............................      6

    Item 3.  Controls and Procedures...................................................      9

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K..........................................     10

SIGNATURES.............................................................................     11

                      CHAMPION COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2005 and December 31, 2004

                                                                                 March 31,    December 31,
                                                                                   2005          2004
                                                                                (unaudited)    (audited)
ASSETS

Current Assets
      Cash and cash equivalents                                                 $   245,704   $   383,116
      Accounts receivable, net of allowance for doubtful accounts of
          $3,533 and $1,034, respectively                                            34,260        48,286
      Refundable income taxes
      Prepaid expenses and other                                                     51,207        62,456
                                                                                -----------   -----------

         Total Current Assets                                                       331,171       493,858
                                                                                -----------   -----------

Communications equipment and related assets, net of accumulated
       depreciation of $1,456,316 and $1,411,009, respectively                      468,548       512,351
Other assets, net of amortization of $1,009,394 and $ 992,951 respectively           86,742       101,530
Assets held for sale                                                                 61,507        61,507
Other assets                                                                         42,240        36,540
                                                                                -----------   -----------

                                                                                $   990,208   $ 1,205,786
                                                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                          $    31,317   $    75,310
      Accrued expenses                                                              272,726       278,200
         License sales deposits                                                      80,000             -
                                                                                -----------   -----------

         Total Current Liabilities                                                  384,043       353,510
                                                                                -----------   -----------

Long-Term Liabilities
        Customer deposits                                                               400           400
                                                                                -----------   -----------

         Total Liabilities                                                          384,443       353,910
                                                                                -----------   -----------
Stockholders' Equity
         Preferred stock, $0.01 par value, 1,000,000 shares authorized, none              -             -
           issued and outstanding
        Common stock, $0.01 par value, 20,000,000 shares authorized, 4,217,007 shares issued and outstanding at March 31, 2005 and 4,217,007 shares issued and outstanding at
          December 31, 2004                                                          42,170        42,170
       Additional paid-in capital                                                 3,654,635     3,654,635
       Retained deficit                                                          (3,091,040)   (2,844,929)
                                                                                -----------   -----------

Total Stockholders' Equity                                                          605,765       851,876
                                                                                -----------   -----------

                                                                                $   990,208   $ 1,205,786
                                                                                ===========   ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                 March 31,           December 31,
                                                            2005          2004          2004
                                                                (unaudited)           (audited)
                                                         -------------------------   -----------
Revenues
    Dispatch communications                              $   403,483   $   462,858   $ 1,708,983
    Equipment sales and service                                1,885           472       174,503
    Spectrum sales and fees                                        -             -           305
                                                         -----------   -----------   -----------

        Total Revenues                                       405,368       463,330     1,883,791
                                                         -----------   -----------   -----------

Operating expenses:
    Cost of sales:
      Dispatch communications                                242,898       358,293     1,142,092
      Equipment sales and service                             27,297         2,001       149,212
      Spectrum sales and fees                                      -             -           105
                                                         -----------   -----------   -----------

        Total Cost of Sales                                  270,195       360,294     1,291,409
                                                         -----------   -----------   -----------

        Gross Margin                                         135,173       103,036       592,382
                                                         -----------   -----------   -----------

    Bad debt expense                                           4,800             -        27,003
    Depreciation and amortization                             61,750       114,497       435,562
    Impairment expense                                             -             -       340,926
    General and administrative expenses                      318,535       656,539     1,889,788
    Net loss on disposal/sale of fixed and other assets            -           408         4,121
                                                         -----------   -----------   -----------

          Operating Loss                                    (249,912)     (668,408)   (2,105,018)
                                                         -----------   -----------   -----------

Other income (expenses):

    Interest income                                            7,877           942         1,759
    Interest expense                                          (4,076)         (626)       (1,538)
                                                         -----------   -----------   -----------

Income from continuing operations                           (246,111)     (668,092)   (2,104,797)

Income from discontinued operations                                -        61,394       255,997
                                                         -----------   -----------   -----------

Loss before income taxes                                    (246,111)     (606,698)   (1,848,800)

Income tax benefit                                                 -         2,313        53,358
                                                         -----------   -----------   -----------

Net loss                                                 $  (246,111)  $  (604,385)  $(1,795,442)
                                                         ===========   ===========   ===========

    Weighted average common shares outstanding
                                                           4,217,007     4,088,917     4,184,172
                                                         ===========   ===========   ===========

Basic and diluted net loss per common share              $     (0.06)  $     (0.15)  $     (0.43)
                                                         ===========   ===========   ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                         March 31,           December 31,
                                                                    2005          2004          2004
                                                                        (unaudited)           (audited)
                                                                 -------------------------   -----------
Cash flows from operating activities:
    Net loss                                                     $  (246,111)  $  (604,385)  $(1,795,442)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Change in restricted cash                                            -             -       100,000
      Depreciation and amortization                                   61,750       126,164       475,819
      (Gain)/loss on disposal/sale of fixed and other assets               -           408         4,121
      Bad debt expense                                                 2,500             -        27,003
      Deposits                                                          (656)            -        (1,358)
      Loss on impairment of intangibles                                    -             -       340,926
      Change in assets and liabilities:
        Accounts receivable                                           11,527        14,058         7,328
        Note receivable                                                    -             -        25,655
        Refundable income taxes                                            -             -       340,000
        Inventory                                                          -       (91,100)       38,899
        Prepaid expenses                                              11,249        27,581        32,843
        Accounts payable                                             (43,993)       26,449       (27,433)
        Accrued expenses                                              (5,474)       13,577        68,000
        License sales and customer deposits                           80,000        46,670        (5,200)
             Other assets                                             (5,700)            -       (36,540)
                                                                 -----------   -----------   -----------
          Net cash used in operating activities                     (134,908)     (440,578)     (405,379)
                                                                 -----------   -----------   -----------

Cash flows from investing activities:
    Purchases of fixed and other assets                               (2,504)      (18,860)      (33,118)
    Proceeds from sale of fixed and other assets                           -             -           850
                                                                 -----------   -----------   -----------
          Net cash used in investing activities                       (2,504)      (18,860)      (32,268)
                                                                 -----------   -----------   -----------

Cash flows from financing activities:
    Repayment of notes payable                                             -             -        (1,143)
    Repurchase of stock, net of issuances                                  -             -       (12,386)
                                                                 -----------   -----------   -----------
          Net cash used in financing activities                            -             -       (13,529)
                                                                 -----------   -----------   -----------

Decrease in cash and cash equivalents                               (137,412)     (459,438)     (451,176)

Cash and cash equivalents at beginning of period                     383,116       834,292       834,292
                                                                 -----------   -----------   -----------

Cash and cash equivalents at end of period                       $   245,704   $   374,854   $   383,116
                                                                 ===========   ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid (refunded) during the period for:
    Taxes                                                        $         -   $    (2,262)  $   (53,358)
                                                                 ===========   ===========   ===========
    Interest                                                     $       612   $       752   $     1,535
                                                                 ===========   ===========   ===========

    Non-cash transactions:
    Transfer of property and equipment and intangible assets to  $         -   $       740   $       740
                                                                 ===========   ===========   ===========
    inventory
    Issuance of common stock for accrued expenses                $         -   $         -   $    57,145
                                                                 ===========   ===========   ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)

1. Basis of Presentation

      The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 2005 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2004.

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

      Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:


                                             For the Three Months
                                               Ended March 31,
                                           -------------------------
                                               2005          2004
Net loss, as reported                      $  (246,411)  $  (604,385)
Deduct:  stock-based compensation expense
determined under fair value based method            --       (20,024)
                                           -----------   -----------

Pro Forma net loss                         $  (246,111)  $  (624,409)
                                           ===========   ===========

Net loss per share, basic and diluted

As reported                                $     (0.06)  $     (0.15)
Pro forma                                  $     (0.06)  $     (0.15)

3. Segment Reporting

      Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                   United States  International  Consolidated
                                   -------------  -------------  ------------
March 31, 2005
    Revenues                       $    369,455   $     35,913   $   405,368
    Pretax loss                        (171,543)       (74,568)     (246,111)
    Depreciation /Amortization           58,579          3,171        61,750
Interest
    Income                                7,877              -         7,877
    Expense                              (4,076)             -        (4,076)
                                   ------------   ------------   -----------
    Net interest income            $      3,801   $          -   $     3,801
                                   ============   ============   ===========

Total assets                       $    920,992   $     69,216   $   990,208
                                   ============   ============   ===========

March 31, 2004
    Revenues                       $    463,330        $     -   $   463,330
    Pretax loss                        (445,375)      (161,323)     (606,698)
    Income from discontinued
     operations                          61,394              -        61,394
    Depreciation/Amortization            89,163         25,334       114,497
Interest
    Income                                  942              -           942
    Expense                                (626)             -          (626)
                                   ------------   ------------   -----------
    Net interest income (expense)  $        316         $    -   $       316
                                   ============   ============   ===========

    Total assets                   $  1,949,810   $    513,249   $ 2,436,059
                                   ============   ============   ===========

4. Discontinued Operations

      We contracted for the sale of operations in Illinois and Florida effective January 1, 2005, which closed in April 2005 and in the 2004 financial statements, segregated the results of the discontinued operations from continuing operations. The comparative operating statement for the three months ended March 31, 2004 also segregates the results of those discontinued operations into one line item reporting income of $61,000 from those discontinued operations as compared with no results for the quarter ended March 31, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

      This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors, including without limitation fluctuations in Champion's tower rental expenses, inventory and loan balances, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, and the effect of government regulations, adverse changes in the market for Champion's equipment sales and services, and Champion's ability to acquire and sell spectrum on favorable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

Overview

      Since inception, we transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. We have experienced significant churn and competition from other dispatch operators as well as providers of wireless communication services due to new technologies which allow them to offer the same dispatch service as Champion as an additional service. There are no assurances that we will continue to be able to compete successfully in the United States as these providers have significantly greater resources.

      In 1999-2000, recognizing the limitations we face in the United States, we began the pursuit of digital dispatch in Southeast Asia. We selected the latest state-of-the-art iDEN digital wireless infrastructure to provide digital dispatch communications internationally. iDEN is the first truly integrated and scaleable wireless communication system featuring digital trunked dispatch with telephone interconnect services as an option, in addition to alphanumeric messaging. As disclosed in the annual letter to shareholders, we have one contract in negotiation and one memorandum of understanding executed and a second in negotiation for digital dispatch systems in Southeast Asia. We are committed to assessing the viability of these opportunities over the next 3 to 4 months.

      In 2002, we purchased the SkyLink(TM) wireless local loop firmware product line from SmarTrunk. The wireless local loop technology provides full duplex telephone, fax and modem services without the expense of wired lines or cellular infrastructure. We developed and are currently testing our first prototype to provide integrated communication solutions to low density population areas that otherwise have no telephone service. This system connects end users to the public switched telephone network (PSTN) using radio signals. We estimate that three billion people worldwide do not have a telephone, and SkyLink(TM) LD-WLL is a solution to provide basic telephony services for rural and remote areas.

      We caution the reader that there can be no assurance that we will be able to become profitable, compete effectively, sell the SkyLink(TM) systems at a profit, expand to dispatch systems internationally, retain key personnel or take any or all of the other actions described or referred to in this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations - Quarters ended March 31, 2005 and 2004

      Revenues for the quarter ended March 31, 2005 were $405,000 compared with $463,000 for the quarter ended March 31, 2004. This decrease reflects a reduction in revenues of $58,000 resulting from churn in the markets due to competition. The market place is saturated with communication solution providers that offer options not available to our customers as we are limited to four markets(Houston, Dallas/Fort Worth, Washington D.C./Baltimore and Northern California).

      Costs and expenses decreased by $90,000, from $360,000 to $270,000 for the quarter ended March 31, 2005 as compared with the quarter ended March 31, 2004. The decrease reflects reductions in tower rents and related operating expenses corresponding to the reduction in our customer base.

      General and administrative expenses decreased $338,000 to $319,000 for the quarter ended March 31, 2005 from $657,000 for the quarter ended March 31, 2004. We have eliminated the marketing division and other administrative roles to coincide with the reduction in transactions, as well as the CEO forgoing salary in lieu of a success-based commission agreement.

      We incurred a provision in the allowance for doubtful accounts during the first quarter of 2005 of $5,000 compared with none during the first quarter of 2004.

      Depreciation and amortization expense for the first quarter ended March 31, 2005 was $62,000, a decrease of $53,000 from $115,000 reported for the quarter ended March 31, 2004. This decrease is a result of fully amortized license fees and equipment as well as the discontinued amortization of the SkyLink(TM) firmware.

      Net interest income and expense for the period ended March 31, 2005 was $4,000 compared with none for the period ended March 31, 2004.

      There was no federal income tax during the first quarter of 2005 as compared with a benefit of $2,000 in the first quarter 2004.

      We contracted for the sale of operations in Illinois and Florida effective January 1, 2005, which closed in April 2005 and in the 2004 financial statements, segregated the results of the discontinued operations from continuing operations. The comparative operating statement for the three months ended March 31, 2004 also segregates the results of those discontinued operations into one line item reporting income of $61,000 from those discontinued operations as compared with no results for the quarter ended March 31, 2005.

      We reported a net loss of $246,000 for the first quarter 2005 compared with a net loss of $604,000 for the first quarter 2004.

Financial Condition and Liquidity

      We had $246,000 in cash and cash equivalents at March 31, 2005 as compared with $383,000 at December 31, 2004. Our working capital at March 31, 2005 was a negative $53,000 as compared with $140,000 at December 31, 2004. We sold our Illinois and Florida operations in April 2005 and this sale in combination with expected reductions in expenditures will continue to sufficiently cover our working capital needs for an estimated 32 months.

      Cash used in operating activities was $135,000 for the first three months of 2005, while cash used in operating activities was $441,000 for the same period in 2004. The decrease of cash used for operations in 2005 is due to the reductions in expenses from operations as well as cost saving measures implemented in 2004.

      Cash used in investing activities was $3,000 for the three months ended March 31, 2005 and cash used in investing activities was $19,000 for the three months ended March 31, 2004. The analog dispatch industry continues to shrink and our focus is currently on expansion to international digital dispatch communications and raising investment funds for those opportunities identified.

      There was no cash used in financing activities for the three months ended March 31, 2005 and 2004.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

                             CHAMPION COMMUNICATION SERVICES, INC.

                             By: /s/ Albert F. Richmond
                                 ---------------------------------------------
                                 Albert F. Richmond,
                                 Chairman, Chief Executive Officer and President

                             By: /s/ Pamela R. Cooper
                                 -----------------------------------------------
                                 Pamela R. Cooper
                                 Chief Financial Officer, Treasurer and
                                 Controller

Date: May 13, 2005

                               INDEX TO EXHIBITS

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