Form 10QSB
period 2005-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2005-08-15
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ________________ to ________________

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

As of August 2, 2005, there were 4,436,819 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format
(check one): Yes [ ] No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Consolidated Balance Sheets - June 30, 2005 and
             December 31, 2004 (audited)...................................    1

             Consolidated Statements of Operations - Three Months and Six
             Months Ended June 30, 2005 and 2004...........................    2

             Consolidated Statements of Cash Flows - Three Months and Six
             Months Ended June 30, 2005 and 2004...........................    3

             Notes to Consolidated Financial Statements....................    4

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................    6

   Item 3.   Controls and Procedures.......................................   10

PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K..............................   12

SIGNATURES.................................................................   13

                      CHAMPION COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                                            June 30,    December 31,
                                                              2005          2004
                                                          (unaudited)     (audited)
                                                          -----------   ------------
ASSETS

Current Assets
   Cash and cash equivalents                              $ 1,077,722   $   383,116
   Accounts receivable, net of allowance for doubtful
      accounts of $6,960 and $1,034, respectively              36,165        48,286
   Prepaid expenses and other                                  69,814        62,456
                                                          -----------   -----------
      Total Current Assets                                  1,183,701       493,858
                                                          -----------   -----------
Communications equipment and related assets, net
   of accumulated depreciation of $1,497,893 and
   $1,411,009, respectively                                   426,164       512,351
Other assets, net of amortization of $1,018,442
   and $992,951 respectively                                   76,304       101,530
Assets held for sale                                            2,147        61,507
Other assets                                                   11,266        36,540
                                                          -----------   -----------
                                                          $ 1,699,582   $ 1,205,786
                                                          ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                       $    32,109   $    75,310
   Accrued expenses                                           146,874       278,200
                                                          -----------   -----------
      Total Current Liabilities                               178,983       353,510
                                                          -----------   -----------
Long-Term Liabilities
   Customer deposits                                              400           400
                                                          -----------   -----------
   Total Liabilities                                          179,383       353,910
                                                          -----------   -----------
Stockholders' Equity
   Preferred stock, $0.01 par value, 1,000,000
      shares authorized, none issued and outstanding               --            --
   Common stock, $0.01 par value, 20,000,000 shares
      authorized, 4,436,819 shares issued and
      outstanding at June 30, 2005 and 4,217,007 shares
      issued and outstanding at December 31, 2004              44,368        42,170
   Additional paid-in capital                               3,686,857     3,654,635
   Retained deficit                                        (2,211,026)   (2,844,929)
                                                          -----------   -----------
Total Stockholders' Equity                                  1,520,199       851,876
                                                          -----------   -----------
                                                          $ 1,699,582   $ 1,205,786
                                                          ===========   ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                         -----------------------   ------------------------
                                                            2005         2004         2005          2004
                                                         ----------   ----------   ----------   -----------
                                                               (unaudited)                (unaudited)
Revenues
   Dispatch communications                               $  337,743   $  441,954   $  705,313   $   904,812
   Equipment sales and service                                3,601      173,180       41,399       173,652
   Spectrum sales and fees                                       --          150           --           150
                                                         ----------   ----------   ----------   -----------
      Total Revenues                                        341,344      615,284      746,712     1,078,614
                                                         ----------   ----------   ----------   -----------
Operating expenses:
   Cost of sales:
      Dispatch communications                               171,251      277,913      414,150       636,206
      Equipment sales and service                             2,280      135,371       29,577       137,372
      Spectrum sales and fees                                    --           --           --            --
                                                         ----------   ----------   ----------   -----------
         Total Cost of Sales                                173,531      413,284      443,727       773,578
                                                         ----------   ----------   ----------   -----------
         Gross Margin                                       167,813      202,000      302,985       305,036
                                                         ----------   ----------   ----------   -----------
   Bad debt expense                                           4,800          800        9,600           800
   Depreciation and amortization                             56,981      110,653      118,730       225,150
   General and administrative expenses                      378,722      539,935      697,257     1,196,474
   Net loss on disposal/sale of fixed and other assets           --           --           --           408
                                                         ----------   ----------   ----------   -----------
         Operating income (loss)                           (272,690)    (449,388)    (522,602)   (1,117,796)
                                                         ----------   ----------   ----------   -----------
Other income (expenses):
   Interest income                                            8,193          507       12,606         1,449
   Interest expense                                             (18)         (89)        (630)         (715)
                                                         ----------   ----------   ----------   -----------
Loss from continuing operations                            (264,515)    (448,970)    (510,626)   (1,117,062)
Income from discontinued operations                              --       62,534           --       123,928
Gain on sale of discontinued operations                   1,144,529           --    1,144,529            --
                                                         ----------   ----------   ----------   -----------
Income (loss) before income taxes                           880,014     (386,436)     633,903      (993,134)
                                                         ----------   ----------   ----------   -----------
Income tax benefit                                               --       51,045           --        53,358
                                                         ----------   ----------   ----------   -----------
Net income (loss)                                        $  880,014   $ (335,391)  $  633,903   $  (939,776)
                                                         ==========   ==========   ==========   ===========
Basic weighted average common shares outstanding          4,458,574    4,171,833    4,338,458     4,129,441
                                                         ----------   ----------   ----------   -----------
Diluted weighted average common shares outstanding        4,688,219    4,171,833    4,581,319     4,129,441
                                                         ----------   ----------   ----------   -----------
Basic earnings (loss) per share:
   net income (loss)                                     $     0.20   $    (0.08)  $     0.15   $     (0.23)
                                                         ----------   ----------   ----------   -----------
   net income/gain on discontinued operations            $     0.26   $     0.01   $     0.26   $      0.03
                                                         ----------   ----------   ----------   -----------
   net loss from continuing operations                   $    (0.06)  $    (0.11)  $    (0.12)  $     (0.27)
                                                         ----------   ----------   ----------   -----------
Diluted earnings (loss) per share:
   net income (loss)                                     $     0.19   $    (0.08)  $     0.15   $     (0.23)
                                                         ----------   ----------   ----------   -----------
   net income/gain on discontinued operations            $     0.24   $     0.01   $     0.25   $      0.03
                                                         ----------   ----------   ----------   -----------
   net loss from continuing operations                   $    (0.06)  $    (0.11)  $    (0.11)  $     (0.27)
                                                         ----------   ----------   ----------   -----------

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                  -----------------------   -----------------------
                                                                      2005         2004         2005         2004
                                                                  -----------   ---------   -----------   ---------
                                                                        (unaudited)               (unaudited)
Cash flows from operating activities:
   Net income (loss)                                              $   880,014   $(335,391)  $   633,903   $(939,776)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                    56,981     120,625       118,731     246,789
      (Gain)/loss on disposal/sale of fixed and other assets       (1,144,529)         --    (1,144,529)        408
      Bad debt expense                                                  4,800       1,000         9,600       1,000
      Deposits                                                            582         900           (74)        900
      Change in assets and liabilities:
         Accounts receivable                                           (6,706)    (54,461)        2,521     (40,404)
         Refundable income taxes                                                  340,000            --     340,000
         Inventory                                                                 96,249            --       5,149
         Prepaid expenses                                             (19,186)    (12,366)       (7,937)     15,215
         Accounts payable                                                 792     (70,974)      (43,201)    (44,525)
         Accrued expenses                                             (51,770)     20,217       (57,244)     33,794
         License sales and customer deposits                          (80,000)    (51,950)           --      (5,280)
         Other assets                                                   2,163          --        (3,537)         --
                                                                  -----------   ---------   -----------   ---------
            Net cash provided by (used in) operating activities      (356,859)     53,849      (491,767)   (386,730)
                                                                  -----------   ---------   -----------   ---------

Cash flows from investing activities:
   Purchases of fixed and other assets                                 (3,960)     (9,803)       (6,464)    (28,662)
   Proceeds from sale of fixed and other assets                     1,232,500          --     1,232,500          --
                                                                  -----------   ---------   -----------   ---------
            Net cash provided by (used in) investing activities     1,228,540      (9,803)    1,226,036     (28,662)
                                                                  -----------   ---------   -----------   ---------

Cash flows from financing activities:
   Retirement of 401(k) plan stock                                    (39,663)         --       (39,663)         --
                                                                    -----------   ---------   -----------   ---------
            Net cash provided by financing activities                 (39,663)         --       (39,663)         --
                                                                  -----------   ---------   -----------   ---------

Increase (decrease) in cash and cash equivalents                      832,018      44,046       694,606    (415,392)

Cash and cash equivalents at beginning of period                      245,704     474,854       383,116     934,292
                                                                  -----------   ---------   -----------   ---------
Cash and cash equivalents at end of period                        $ 1,077,722   $ 518,900   $ 1,077,722   $ 518,900
                                                                  ===========   =========   ===========   =========

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
   Taxes                                                          $        --   $ (50,895)  $        --   $ (53,247)
                                                                  ===========   =========   ===========   =========
   Interest                                                       $        18   $     115   $       630   $     867
                                                                  ===========   =========   ===========   =========

   Non-cash transactions:
   Transfer of property and equipment and intangible assets to
      inventory                                                   $        --   $      --   $        --   $     740
                                                                  ===========   =========   ===========   =========
   Issuance of common stock for accrued expenses                  $    74,082   $  57,145   $    74,082   $  57,145
                                                                  ===========   =========   ===========   =========

                      CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2005
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the six months ended June 30, 2005 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2004.

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

     During the second quarter of 2005, Champion granted options to purchase 20,000 shares of common stock to employees and directors at an average exercise price of $0.18.

     During the second quarter of 2004, Champion did not grant any options to purchase common stock to employees and directors.

     Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:

                                              For the Three Months    For the Six Months
                                                 Ended June 30,         Ended June 30,
                                              --------------------   --------------------
                                                2005        2004       2005        2004
                                              --------   ---------   --------   ---------
Net income (loss), as reported                $880,014   $(335,391)  $633,903   $(939,776)
Deduct: stock-based compensation expense
   determined under fair value based method      7,788       5,940      9,067       9,727
                                              --------   ---------   --------   ---------
Pro Forma net income (loss)                   $872,226   $(341,331)  $624,836   $(949,503)
                                              ========   =========   ========   =========
Net loss per share
As reported basic                             $   0.20   $   (0.08)  $   0.14   $   (0.23)
As reported diluted
Pro forma                                     $   0.19   $   (0.08)  $   0.14   $   (0.23)

3. Income Taxes

     Champion had a net operating loss carry-forward of approximately $950,000 at December 31, 2004. This net operating loss carry-forward will offset the taxable income generated during the three month and six month periods ended June 30, 2005, therefore no income tax expense is recorded in 2005.

4. Segment Reporting

     Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                   United States   International   Consolidated
                                   -------------   -------------   ------------
June 30, 2005
   Revenues                         $  710,799       $  35,913     $   746,712
   Pretax gain (loss)                  788,008        (154,105)        633,903
   Depreciation/Amortization           112,357           6,374         118,731
Interest
   Income                               12,606              --          12,606
   Expense                                (630)             --            (630)
                                    ----------       ---------     -----------
   Net interest income              $   11,796       $      --     $    11,796
                                    ==========       =========     ===========
Total assets                        $1,634,799       $  64,783     $ 1,699,582
                                    ==========       =========     ===========

June 30, 2004
   Revenues                         $1,011,907       $  66,707     $ 1,078,614
   Pretax loss                        (838,951)       (278,111)     (1,117,062)
   Income from discontinued            123,928              --         123,928
   operations
   Depreciation/Amortization           174,474          50,676         225,150
Interest
   Income                                1,449              --           1,449
   Expense                                (715)             --            (715)
                                    ----------       ---------     -----------
   Net interest income (expense)    $      734       $      --     $       734
                                    ==========       =========     ===========
   Total assets                     $1,584,275       $ 440,686     $ 2,024,961
                                    ==========       =========     ===========

5. Discontinued Operations

     We contracted for the sale of operations in Illinois and Florida effective January 1, 2005, which closed in April 2005 and in the 2004 financial statements, segregated the results of the discontinued operations from continuing operations. The comparative operating statement for the six months ended June 30, 2004 also segregates the results of those discontinued operations into one line item reporting income of $124,000 from those discontinued operations as compared with no results for the six months ended June 30, 2005. Champion received $1,450,000 in gross proceeds from the sale of the assets and paid commissions in the amount of $217,500. The net book value of the assets sold was $87,971 and the gain recorded on the sale of assets is $1,144,529, which is reflected in the statement of operations.

6. Subsequent Event

     On July 1, 2005, Champion entered into an asset purchase agreement to sell five licenses located in California. The contract price of the assets is $200,000 and the assets have a net book value of $2,147 as of June 30,2005. The buyer paid a $10,000 non-refundable down payment which will be applied toward the purchase price at closing. The buyer has until September 30, 2005 to notify Champion if the buyer wishes to complete the sale.

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

     In 1999-2000, recognizing the limitations we faced in the United States, we began the pursuit of digital dispatch in Southeast Asia. We selected the latest state-of-the-art iDEN digital wireless infrastructure to provide digital dispatch communications internationally. We believe that iDEN is the first integrated and scalable wireless communication system featuring digital trunked dispatch with telephone interconnect services as an option, in addition to alphanumeric messaging. As disclosed in the first quarter of 2005, we continue negotiation on one contract and one memorandum of understanding for digital dispatch systems in Southeast Asia. We have also executed one memorandum of understanding for digital dispatch systems in Southeast Asia. We continue to assess the viability of these opportunities and anticipate that an outcome will be reached by the end of the third quarter.

     In 2002, we purchased the SkyLink(TM) wireless local loop firmware product line from SmarTrunk. The wireless local loop technology provides full duplex telephone, fax and modem services without the expense of wired lines or cellular infrastructure. We developed and have received approval for our first installed prototype to provide integrated communication solutions to low density population areas that otherwise have no telephone service. This system connects end users to the public switched telephone network (PSTN) using radio signals. We estimate that three billion people worldwide do not have a telephone, and SkyLink(TM) LD-WLL provides basic telephony services for rural and remote areas.

     We can give you no assurance that we will be able to become profitable, compete effectively, sell the SkyLink(TM) systems at a profit, expand to dispatch systems internationally, retain key personnel or take any or all of the other actions described or referred to in this report. You are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations - Quarters ended June 30, 2005 and 2004

     Revenues for the quarter ended June 30, 2005 were $341,000 compared with $615,000 for the quarter ended June 30, 2004. This decrease reflects a reduction in revenues of $104,000 consistent with churn in the markets due to competition and other factors. The market place is saturated with communication solution providers that offer options not available to our customers as we are limited to four markets (Houston, Dallas/Fort Worth, Washington D.C./Baltimore and Northern

California). In addition in the second quarter 2004, we sold a SkyLink(TM) equipment system and a Talk 'N Track integrated system, which was not repeated in the second quarter 2005 for a reduction in equipment sales of $170,000.

     Costs and expenses decreased by $107,000, from $278,000 to $171,000 for the quarter ended June 30, 2005 as compared with the quarter ended June 30, 2004. The decrease reflects reductions in tower rents and related operating expenses corresponding to the reduction in our customer base. Equipment sales expense was reduced from $135,000 to $2,000, which resulted from the lack of equipment sales in the second quarter 2005.

     General and administrative expenses decreased $161,000 to $379,000 for the quarter ended June 30, 2005 from $540,000 for the quarter ended June 30, 2004. We eliminated the marketing vice president and other administrative roles to coincide with the reduction in transactions, as well as the CEO forgoing salary in lieu of a success-based commission agreement.

     Our allowance for doubtful accounts during the second quarter of 2005 was $5,000 compared with $1,000 during the same quarter of 2004.

     Depreciation and amortization expense for the three months ended June 30, 2005 was $57,000, a decrease of $54,000 from $111,000 reported for the three months ended June 30, 2004. This decrease is a result of fully amortized license fees and equipment as well as the discontinued amortization of the SkyLink(TM) firmware.

     In the second quarter 2005, we closed the contracted transaction to sell our operations in Illinois and Florida for a net gain of $1,145,000 compared with no gains for the second quarter in 2004.

     Net interest income and expense for the period ended June 30, 2005 was $8,000 compared with none for the period ended June 30, 2004. We have invested the majority of the proceeds for the gain on the sale of Illinois and Florida in overnight money market funds.

     There was no federal income tax during the second quarter of 2005 as compared with a benefit of $51,000 in the second quarter 2004.

     The above-mentioned sale of operations in Illinois and Florida was effective January 1, 2005 and closed in April 2005; accordingly, in the 2004 financial statements, we segregated the results of the discontinued operations from continuing operations. The comparative operating statement for the three months ended June 30, 2005 also segregates the results of those discontinued operations into one line item reporting income of $63,000 from those discontinued operations as compared with no results for the quarter ended June 30, 2005.

     We reported net income of $880,000 for the second quarter 2005 compared with a net loss of $335,000 for the same quarter 2004.

Results of Operations - Six months ended June 30, 2005 and 2004

     Revenues for the six months ended June 30, 2005 were down $332,000 compared with the same period ended June 30, 2004. This decrease reflects a reduction in dispatch revenues of

$199,000 consistent with, among other things, churn in the markets due to competition and a decrease of $108,000 in equipment sales. In 2004, we sold a Talk 'N Track equipment system and a four channel SkyLink(TM) system that was not repeated in 2005. Equipment sales do reflect a smaller SkyLink(TM) spare system sold in 2005.

     Costs and expenses decreased by $222,000, from $636,000 to $414,000 for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. The decrease reflects reductions in tower rents and related operating expenses corresponding to the reduction in our customer base. Equipment sales expense was reduced from $137,000 to $30,000 corresponding to the reduced equipment sales in 2005.

     General and administrative expenses decreased $499,000 to $697,000 for the six months ended June 30, 2005 from $1,196,000 for the first six months of 2004. We eliminated the marketing and all remaining direct sales costs and other administrative roles to coincide with the reduction in transactions, as well as the CEO forgoing salary in lieu of a success-based commission agreement.

     Our allowance for doubtful accounts during 2005 was $10,000 compared with $1,000 for the same period in 2004.

     Depreciation and amortization expense for the six months ended June 30, 2005 was $119,000, a decrease of $106,000 from $225,000 reported for the six months ended June 30, 2004. This decrease is a result of fully amortized license fees and equipment as well as the discontinued amortization of the SkyLink(TM) firmware.

     In 2005, we closed a transaction to sell our operations in Illinois and Florida for a net gain of $1,145,000 compared with no gains for the second quarter in 2004.

     Net interest income and expense for the six months ended June 30, 2005 was $12,000 compared with none for the six months ended June 30, 2004. We have invested the majority of the proceeds for the gain on the sale of Illinois and Florida in overnight money market funds.

     There was no federal income tax during the six months of 2005 as compared with a benefit of $53,000 year to date in 2004.

     The above-mentioned sale of operations in Illinois and Florida was effective January 1, 2005 and closed in April 2005; accordingly, in the 2004 financial statements, we segregated the results of the discontinued operations from continuing operations. The comparative operating statement for the six months ended June 30, 2005 also segregates the results of those discontinued operations into one line item reporting income of $124,000 from those discontinued operations as compared with no results for the quarter ended June 30, 2005.

     We reported net income of $634,000 for the six months ended June 30, 2005 compared with a net loss of $940,000 for the same period in 2004.

Financial Condition and Liquidity

     We had $1,078,000 in cash and cash equivalents at June 30, 2005 as compared with $383,000 at December 31, 2004. Our working capital at June 30, 2005 was $1,005,000 as compared with $140,000 at December 31, 2004. We sold our Illinois and Florida operations in April 2005 and this sale, in combination with expected reductions in expenditures, will continue to sufficiently cover our working capital needs throughout 2005.

     Cash used in operating activities was $492,000 for the first six months of 2005, while cash used in operating activities was $387,000 for the same period in 2004. The increase of cash used for operations in 2005 compared with 2004 is due to the one time federal income tax refund received in 2004 netted with reductions in expenses.

     Net cash provided by investing activities was $1,228,000 for year to date June 30, 2005 and cash used in investing activities was $29,000 for the same period ended June 30, 2004. We closed the sale of the Illinois and Florida markets in April 2005.

     Cash used in financing activities for the six months ended June 30, 2005 was $40,000, a result of the retirement of the Company's common stock in the Company's 401(k) plan for terminated employees.

Summary of Critical Accounting Policies

     (a)  Communications Equipment and Related Assets

          Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

     (b)  Other Assets

          Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Our licenses are capitalized and amortized under the straight-line method for five to ten years.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

                                        CHAMPION COMMUNICATION SERVICES, INC.


                                        By: /s/ Albert F. Richmond
                                            ------------------------------------
                                            Albert F. Richmond,
                                            Chairman, Chief Executive Officer
                                            and President


                                        By: /s/ Pamela R. Cooper
                                            ------------------------------------
                                            Pamela R. Cooper
                                            Chief Financial Officer, Treasurer
                                            and Controller

Date: August 15, 2005

                                 EXHIBIT INDEX

Exhibit
  No.    Description
  ---    -----------
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