Form 10QSB
period 2005-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2005-11-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 19, 2005, there were 4,436,819 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format
(check one): Yes [ ] No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 2005 and
           December 31, 2004 (audited).....................................    1

           Consolidated Statements of Operations - Three Months and Nine
           Months Ended September 30, 2005 and 2004........................    2

           Consolidated Statements of Cash Flows - Three Months and Nine
           Months Ended September 30, 2005 and 2004........................    3

           Notes to Consolidated Financial Statements......................    4

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................    6

   Item 3. Controls and Procedures.........................................   10

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ...............................   11

SIGNATURES.................................................................   12

                      CHAMPION COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                         September 30,   December 31,
                                                                              2005           2004
                                                                         -------------   ------------
                                                                          (unaudited)      (audited)
ASSETS
Current Assets
   Cash and cash equivalents                                              $   908,326     $   383,116
   Accounts receivable, net of allowance for doubtful accounts of
      $3,631 and $1,034, respectively                                          51,574          48,286
   Prepaid expenses and other                                                  37,563          62,456
                                                                          -----------     -----------
      Total Current Assets                                                    997,463         493,858
                                                                          -----------     -----------
Communications equipment and related assets, net of accumulated
   depreciation of $1,483,050 and $1,411,009, respectively                    387,339         512,351
Other assets, net of amortization of $1,033,817 and $ 992,951
   respectively                                                                61,056         101,530
Assets held for sale                                                               --          61,507
Other assets                                                                   11,266          36,540
                                                                          -----------     -----------
                                                                          $ 1,457,124     $ 1,205,786
                                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                       $     4,181     $    75,310
   Accrued expenses                                                           173,475         278,200
                                                                          -----------     -----------
      Total Current Liabilities                                               177,656         353,510
                                                                          -----------     -----------
Long-Term Liabilities
   Customer deposits                                                              400             400
                                                                          -----------     -----------
      Total Liabilities                                                       178,056         353,910
                                                                          -----------     -----------
Stockholders' Equity
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
      issued and outstanding                                                       --              --
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      4,436,819 shares issued and outstanding at September 30,
      2005 and 4,217,007 shares issued and outstanding at
      December 31, 2004                                                        44,368          42,170
   Additional paid-in capital                                               3,686,857       3,654,635
   Retained deficit                                                        (2,452,157)     (2,844,929)
                                                                          -----------     -----------
Total Stockholders' Equity                                                  1,279,068         851,876
                                                                          -----------     -----------
                                                                          $ 1,457,124     $ 1,205,786
                                                                          ===========     ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                   Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                -----------------------    ------------------------
                                                   2005         2004          2005          2004
                                                ----------   ----------    ----------   -----------
                                                      (unaudited)                 (unaudited)
Revenues
   Dispatch communications                      $  324,713   $  409,549    $1,030,026   $ 1,314,361
   Equipment sales and service                       2,733        1,497        44,131       175,149
   Spectrum sales and fees                          10,000          155        10,000           305
                                                ----------   ----------    ----------   -----------
      Total Revenues                               337,446      411,201     1,084,157     1,489,815
                                                ----------   ----------    ----------   -----------
Operating expenses:
   Cost of sales:
      Dispatch communications                      221,730      256,768       635,880       892,974
      Equipment sales and service                      706        3,929        30,283       141,301
      Spectrum sales and fees                           --          105            --           105
                                                ----------   ----------    ----------   -----------
      Total Cost of Sales                          222,436      260,802       666,163     1,034,380
                                                ----------   ----------    ----------   -----------
      Gross Margin                                 115,010      150,399       417,994       455,435
                                                ----------   ----------    ----------   -----------
   Bad debt expense                                  4,800        2,400        14,400         3,200
   Depreciation and amortization                    54,221      108,936       172,951       334,086
   General and administrative expenses             303,155      343,206     1,000,411     1,539,680
   Net (gain) on disposal/sale of fixed
      and other assets                                (599)        (850)         (599)         (442)
                                                ----------   ----------    ----------   -----------
      Operating income (loss)                     (246,567)    (303,293)     (769,169)   (1,421,089)
                                                ----------   ----------    ----------   -----------
Other income (expenses):
   Interest income                                   5,442          206        18,047         1,655
   Interest expense                                     (6)        (509)         (636)       (1,224)
                                                ----------   ----------    ----------   -----------
Loss from continuing operations                   (241,131)    (303,596)     (751,758)   (1,420,658)
Income from discontinued operations                     --       62,932            --       186,860
Gain on sale of discontinued operations                 --           --     1,144,529            --
                                                ----------   ----------    ----------   -----------
Income (loss) before income taxes                 (241,131)    (240,664)      392,771    (1,233,798)
                                                ----------   ----------    ----------   -----------
Income tax benefit                                      --           --            --        53,358
                                                ----------   ----------    ----------   -----------
Net income (loss)                               $ (241,131)  $ (240,664)   $  392,771   $(1,180,440)
                                                ==========   ==========    ==========   ===========
Weighted average common shares outstanding       4,436,819    4,255,579     4,371,605     4,168,764
                                                ==========   ==========    ==========   ===========
Basic and diluted earnings (loss) per share:
   net income (loss)                            $    (0.05)  $    (0.06)   $     0.09   $     (0.28)
                                                ----------   ----------    ----------   -----------
   net income/gain on discontinued operations   $       --   $     0.01    $     0.26   $      0.05
                                                ----------   ----------    ----------   -----------
   net loss from continuing operations          $    (0.05)  $    (0.07)   $    (0.17)  $     (0.33)
                                                ----------   ----------    ----------   -----------

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                Three Months Ended          Nine Months Ended
                                                                  September 30,               September 30,
                                                             -----------------------   --------------------------
                                                                2005         2004          2005          2004
                                                             ----------   ----------   -----------   ------------
                                                                   (unaudited)                 (unaudited)
Cash flows from operating activities:
   Net income (loss)                                         $ (241,131)  $(240,664)   $   392,772   $(1,180,440)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
         Depreciation and amortization                           54,220     118,705        172,951       365,494
         (Gain)/loss on disposal/sale of fixed and other
            assets                                                 (599)       (850)    (1,145,128)         (442)
         Bad debt expense                                         4,800       3,000         14,400         4,000
         Deposits                                                 4,092          --          4,018           900
         Change in assets and liabilities:
            Accounts receivable                                 (20,209)     72,103        (17,688)       31,699
            Refundable income taxes                                  --          --             --       340,000
            Inventory                                                --      (7,297)            --        (2,148)
            Prepaid expenses                                     32,830      26,827         24,893        42,042
            Accounts payable                                    (27,928)    (12,347)       (71,129)      (56,872)
            Accrued expenses                                     26,601       7,467        (30,643)       41,261
            License sales and customer deposits                      --          --             --        (5,280)
            Other assets                                           (579)         --         (4,116)           --
                                                             ----------   ---------    -----------   -----------
               Net cash provided by (used in) operating
                  activities                                   (167,903)    (33,056)      (659,670)     (419,786)
                                                             ----------   ---------    -----------   -----------
Cash flows from investing activities:
   Purchases of fixed and other assets                           (2,530)     (3,567)        (8,994)      (32,229)
   Proceeds from sale of fixed and other assets                   1,037         850      1,233,537           850
                                                             ----------   ---------    -----------   -----------
               Net cash provided by (used in) investing
                  activities                                     (1,493)     (2,717)     1,224,543       (31,379)
                                                             ----------   ---------    -----------   -----------
Cash flows from financing activities:
   Repayment of notes payable                                        --      (1,144)                      (1,144)
   Retirement of 401(k) plan stock                                   --          --        (39,663)           --
                                                             ----------   ---------    -----------   -----------
               Net cash provided by financing activities             --      (1,144)       (39,663)       (1,144)
                                                             ----------   ---------    -----------   -----------
Increase (decrease) in cash and cash equivalents               (169,396)    (36,917)       525,210      (452,309)

Cash and cash equivalents at beginning of period              1,077,722     518,900        383,116       934,292
                                                             ----------   ---------    -----------   -----------
Cash and cash equivalents at end of period                   $  908,326   $ 481,983    $   908,326   $   481,983
                                                             ==========   =========    ===========   ===========
Supplemental disclosure of cash flow information: Cash
   paid (refunded) during the period for:
   Taxes                                                     $       --   $      --    $        --   $   (53,247)
                                                             ==========   =========    ===========   ===========
   Interest                                                  $        6   $     355    $       636   $     1,222
                                                             ==========   =========    ===========   ===========
   Non-cash transactions:
   Transfer of property and equipment and intangible
      assets to inventory                                    $       --   $      --    $        --   $       740
                                                             ==========   =========    ===========   ===========
   Equipment sold in exchange for other assets               $       --   $      --    $        --   $      (226)
                                                             ==========   =========    ===========   ===========
   Issuance of common stock for accrued expenses             $       --   $  (5,144)   $    74,082   $    51,522
                                                             ==========   =========    ===========   ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the nine months ended September 30, 2005 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2004.

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

     During the third quarter of 2005, Champion granted options to purchase 20,000 shares of common stock to employees and directors at an average exercise price of $0.38.

     During the third quarter of 2004, Champion granted options to purchase 20,000 shares of common stock to employees and directors at an average exercise price of $0.29.

     Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:

                                    For the Three Months     For the Nine Months
                                    Ended September 30,      Ended September 30,
                                   ---------------------   ----------------------
                                      2005        2004       2005         2004
                                   ---------   ---------   --------   -----------
Net income (loss), as reported     $(241,131)  $(240,664)  $392,771   $(1,180,440)

Deduct: stock-based compensation
   expense determined under fair
   value based method                  4,092       5,239     13,159        20,444
                                   ---------   ---------   --------   -----------
Pro Forma net income (loss)        $(245,223)  $(245,903)  $379,612   $(1,200,884)
                                   =========   =========   ========   ===========
Net income (loss) per share,
   basic and diluted
As reported                        $   (0.05)  $   (0.06)  $   0.09   $     (0.28)
Pro forma                          $   (0.06)  $   (0.06)  $   0.09   $     (0.29)

3. Income Taxes

     Champion had a net operating loss carry-forward of approximately $950,000 at December 31, 2004. This net operating loss carry-forward will offset the taxable income generated during the three month and nine month periods ended September 30, 2005, therefore no income tax expense is recorded in 2005.

4. Segment Reporting

     Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                         United States   International   Consolidated
                                         -------------   -------------   ------------
September 30, 2005
   Revenues                               $1,048,244       $  35,913     $ 1,084,157
   Pretax gain (loss)                        632,000        (239,229)        392,771
   Depreciation /Amortization                163,711           9,240         172,951
Interest
   Income                                     12,606              --          18,047
   Expense                                      (630)             --            (636)
                                          ----------       ---------     -----------
   Net interest income                    $   11,796       $      --     $    17,411
                                          ==========       =========     ===========
Total assets                              $1,411,797       $  45,327     $ 1,457,124
                                          ==========       =========     ===========
September 30, 2004
   Revenues                               $1,422,257       $  67,558     $ 1,489,815
   Pretax loss                              (852,152)       (381,648)     (1,233,800)
   Income from discontinued operations       186,860              --         186,860
   Depreciation/Amortization                 258,148          75,938         334,086
Interest
   Income                                      1,655              --           1,655
   Expense                                    (1,224)             --          (1,224)
                                          ----------       ---------     -----------
   Net interest income (expense)          $     (431)      $      --     $      (431)
                                          ==========       =========     ===========
   Total assets                           $1,357,810       $ 420,463     $ 1,778,273
                                          ==========       =========     ===========

5. Discontinued Operations

     We contracted for the sale of operations in Illinois and Florida effective January 1, 2005, which closed in April 2005 and in the 2004 financial statements, segregated the results of the discontinued operations from continuing operations. The comparative operating statement for the nine months ended September 30, 2004 also segregates the results of those discontinued operations into one line item reporting income of $187,000 from those discontinued operations as compared with no results for the nine months ended September 30, 2005. Champion received $1,450,000 in gross proceeds from the sale of the assets and paid commissions in the amount of $217,500. The net book value of the assets sold was $87,971 and the gain recorded on the sale of assets is $1,144,529, which is reflected in the statement of operations.

6. Subsequent Event

     On July 1, 2005, Champion entered into an asset purchase agreement to sell five licenses located in California. The buyer notified Champion on September 30, 2005 they would not complete the sale. The buyer paid a $10,000 non-refundable down payment that was forfeited.


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

Overview

     Since our inception, we have transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. We have experienced significant churn and competition from other dispatch operators as well as providers of wireless communication services due to new technologies which allow them to offer the same dispatch service as Champion as an additional service. There are no assurances that we will continue to be able to compete successfully in the United States as these providers have significantly greater resources.

     In 1999-2000, recognizing the limitations we faced in the United States, we began the pursuit of digital dispatch in Southeast Asia. We selected the latest state-of-the-art iDEN digital wireless infrastructure to provide digital dispatch communications internationally. We believe that iDEN is the first integrated and scalable wireless communication system featuring digital trunked dispatch with telephone interconnect services as an option, in addition to alphanumeric messaging. We discontinued negotiation of the contract with the potential partner in Vietnam in favor of preferred opportunities in other Southeast Asian regions. At the same time we continue our efforts to raise the necessary investment to pursue the installation of digital dispatch systems in Southeast Asia. We anticipate that an outcome could be reached by the end of the year. Due to this shift in geographic focus, we have decided to close our offices in Vietnam.

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

Results of Operations - Quarters ended September 30, 2005 and 2004

     Revenues for the quarter ended September 30, 2005 were $337,000 compared with $411,000 for the quarter ended September 30, 2004. This decrease reflects a reduction in revenues of $74,000, which corresponds to churn in the markets due to competition and other factors. The market place is saturated with communication solution providers that offer options not available to our customers as we are limited to four markets (Houston, Dallas/Fort Worth, Washington D.C./Baltimore and Northern California). We earned $10,000 in this quarter 2005 from a non-refundable deposit that was forfeited when a potential buyer did not wish to complete the sale.

     Costs and expenses decreased by $39,000, from $261,000 to $222,000 for the quarter ended September 30, 2005 as compared with the quarter ended September 30, 2004. The decrease reflects savings achieved in lowering operating expenses to the extent possible without compromising our active customer base.

     General and administrative expenses decreased $40,000 to $303,000 for the quarter ended September 30, 2005 from $343,000 for the quarter ended September 30, 2004. We have eliminated variable administrative costs to coincide with the reduction in transactions, as well as the CEO continues to forgo salary in lieu of a success-based commission agreement. We anticipate that closing the two offices in Vietnam will achieve a reduction of general and administrative expenses beginning in the last quarter 2005; however, the increased activities elsewhere in Southeast Asia may offset that savings.

     Our allowance for doubtful accounts during the third quarter of 2005 was $5,000 compared with $2,400 during the same quarter of 2004.

     Depreciation and amortization expense for the three months ended September 30, 2005 was $54,000, a decrease of $55,000 from $109,000 reported for the three months ended September 30, 2004. This decrease is a result of license fees becoming fully amortized and equipment fully depreciated combined with the discontinued amortization of the SkyLink(TM) firmware.

     Net interest income and expense for the period ended September 30, 2005 was $5,000 compared with none for the period ended September 30, 2004. The interest income is earned on the investment of the majority of the proceeds from the gain on the sale of Illinois and Florida in overnight money market funds.

     The above-mentioned sale of operations in Illinois and Florida was effective January 1, 2005 and closed in April 2005; accordingly, in the 2004 financial statements, we segregated the results of the discontinued operations from continuing operations. The comparative operating statement for the three months ended September 30, 2005 also segregates the results of those discontinued operations into one line item reporting income of $63,000 from those discontinued operations as compared with no results for the quarter ended September 30, 2005.

     There was no federal income tax during the third quarter of 2005 or 2004.

     We reported a net loss of $241,000 for the third quarter 2005 consistent with a net loss of the same amount for the third quarter 2004.

Results of Operations - Nine months ended September 30, 2005 and 2004

     Revenues for the nine months ended September 30, 2005 decreased $406,000 from the same period ended September 30, 2004. This decrease reflects a reduction in dispatch revenues of $284,000 consistent with, among other things, churn in the markets due to competition and a decrease of $131,000 in equipment sales. In 2004, we sold a Talk 'N Track equipment system and a four channel SkyLink(TM) system that was not repeated in 2005. Equipment sales reflect a SkyLink(TM) spare system sold in 2005. In 2005, a contract for the sale of license systems was forfeited and we retained a $10,000 non-refundable deposit. There were no related transactions of this kind in 2004.

     Costs and expenses decreased by $368,000, from $1,034,000 to $666,000 for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. The decrease reflects reductions in tower rents and related operating expenses corresponding to the reduction in our customer base. Equipment sales expense was reduced $111,000 corresponding to reduced equipment sales in 2005.

     General and administrative expenses decreased $540,000 for the nine months ended September 30, 2005 compared with the first nine months of 2004. We eliminated the marketing, all remaining direct sales costs and other administrative expenses to coincide with the reduction in transactions, as well as the CEO forgoing salary in lieu of a success-based commission agreement.

     Our allowance for doubtful accounts during 2005 is $14,000 compared with $3,000 for the same period in 2004.

     Depreciation and amortization expense for the nine months ended September 30, 2005 was $173,000, a decrease of $161,000 from $334,000 reported for the nine months ended September 30, 2004. This decrease is a result of fully amortized license fees, the discontinued amortization of the SkyLink(TM) firmware and equipment that is now fully depreciated.

     In 2005, we closed a transaction to sell our operations in Illinois and Florida for a net gain of $1,145,000 compared with no gains for the third quarter in 2004. Accordingly, in the 2004 financial statements, we segregated the results of the discontinued operations from continuing operations into one line item reporting income of $187,000 from those discontinued operations as compared with no results for the period ended September 30, 2005.

     Net interest income and expense for the nine months ended September 30, 2005 was $17,000 compared with none for the same period in 2004. We have invested the majority of the proceeds from the gain on the sale of Illinois and Florida in overnight money market funds.

     There is no federal income tax anticipated for 2005 due to the loss carry forward from 2004 as compared with a benefit of $53,000 in 2004.

     We reported net income of $393,000 for the nine months ended September 30, 2005 compared with a net loss of $1,180,000 for the same period in 2004.

Financial Condition and Liquidity

     We had $908,000 in cash and cash equivalents at September 30, 2005 as compared with $383,000 at December 31, 2004. Our working capital at September 30, 2005 was $820,000 as compared with $140,000 at December 31, 2004. The sale of our Illinois and Florida operations in April 2005, in combination with expected reductions in expenditures, will continue to sufficiently cover our working capital needs throughout 2006.

     Cash used in operating activities was $660,000 for the first nine months of 2005, while cash used in operating activities was $420,000 for the same period in 2004. The increase of cash used for operations in 2005 compared with 2004 is due to the one time federal income tax refund received in 2004 netted with reductions in expenses.

     Net cash provided by investing activities was $1,225,000 for year to date September 30, 2005 and cash used in investing activities was $31,000 for the same period ended September 30, 2004. The Illinois and Florida markets were sold in April 2005 accounting for the large increase in cash provided.

     Cash used in financing activities for the nine months ended September 30, 2005 was $40,000, a result of the retirement of the Company's common stock to the Company's 401(k) plan for terminated employees.

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

     31.1   Certification of Principal Executive Officer pursuant to Rule
            13a-14(a)/15d-14(a).

     31.2   Certification of Principal Financial Officer pursuant to Rule
            13a-14(a)/15d-14(a).

     32.1   Certification of Principal Executive Officer relating to Periodic
            Financial Report Periodic Pursuant to 18 U.S.C. Section 1350.

     32.2   Certification of Principal Financial Officer relating to Periodic
            Financial Report Pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

     On August 20, 2005, Champion filed a report on Form 8-K, Item 12, Results of Operations and Financial Condition, reporting financial results for the three month period ended June 30, 2005.

     On November 7, 2005, Champion filed a report on Form 8-K, Item 4.01, Changes in Registrant's Certifying Accountants reporting a change from Malone & Bailey, PC to Glaw, Londergan & O'Neal, L.L.P.

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

Date: November 14, 2005

                                Index to Exhibits

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