Form 10KSB
period 2005-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2006-03-31
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005.

0r

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _____________ to
     _____________

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

                                 (281) 362-0144
                (Issuer's Telephone Number, including area code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class   Name of Exchange on which Registered
-------------------   ------------------------------------
        NONE                          NONE

Securities registered under Section 12(g) of the Exchange Act:

          Title of Each Class            Name of Exchange on which Registered
          -------------------            ------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                   NONE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,399,644

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 13, 2006, there were 4,318,897 shares of common stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2006 was $565,034 based upon the average bid and ask price of the common stock on such date of U.S. $0.30 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
GLOSSARY OF TERMS ................................................         i

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS .................................         1
ITEM 2.  DESCRIPTION OF PROPERTY .................................        11
ITEM 3.  LEGAL PROCEEDINGS .......................................        11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....        11

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ....        11
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .....................        13
ITEM 7.  FINANCIAL STATEMENTS ....................................        17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE .....................        17
ITEM 8A. CONTROL AND PROCEDURES ..................................        17

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE
         ACT .....................................................        18
ITEM 10. EXECUTIVE COMPENSATION ..................................        19
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS ..............        20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........        21
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ........................        21
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ..................        24
SIGNATURES .......................................................        25
CERTIFICATION BY ALBERT F. RICHMOND PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002 .......................................        26
CERTIFICATION BY PAMELA R. COOPER PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002 .......................................        27

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

Telephone Interconnect         Connection of a telecommunications device or
                               service to the PSN. In SMR, Telephone
                               Interconnect refers to the service provided to a
                               customer, which allows specified customer units
                               to have the capability to connect directly to the
                               PSN and thereby communicate with any other party
                               that can be reached over the PSN.

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

                                   THE COMPANY

          We provide high-powered trunked radio dispatch services in the United States, and internationally we market wireless local loop telephony systems primarily for consumption in developing nations. We currently serve approximately 255 trunked dispatch customers domestically in our Major Metropolitan Areas utilizing just under 5,000 subscriber units (either radio or base stations) in four states. Our customers are principally businesses and government agencies located in our metropolitan areas. The principal customers in our international markets are government agencies and private carriers providing telephone service to remote towns and villages with low-density populations.

          In 2004, we retained Cold Creek Consulting to offer for sale our North American communication business, including infrastructure, FCC licenses, related inventory and customers, subject to applicable FCC regulations. We received considerable interest from a number of prospective buyers for individual markets and small sections of markets, but we were not successful in selling our entire North American portfolio. On December 29, 2004, an asset purchase agreement was executed to sell the Illinois, Indiana and Florida regions. This sale, which was effective January 1, 2005, closed in April of 2005. A rebanding decision intending to relieve interference between public safety users and commercial users on the 800 MHz bandwith reached in June of 2005 allowed affected parties three years to implement and conclude their efforts. We anticipated this rebanding decision would be a catalyst to generate an optimum market for our systems. The program has not progressed rapidly and deadline extensions are being requested only six months into the program; thus, we feel that for the immediate future we must focus on the current operations. While we will continue to entertain proposals for the sale of our assets, overall we anticipate retaining and operating all of our existing systems.

          Operators of dispatch services are regulated by the FCC as PMRS providers (i.e., private carriers) or as CMRS providers (i.e., common carriers). An operator, like Champion, provides service pursuant to a frequency-specific, site-specific FCC license. A repeater that is operated as a PMRS is subject to less stringent regulatory requirements than a CMRS provider, such as cellular and certain SMR or ESMR licensees. See "Current Business - Regulation."

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

          We had previously determined through external and internal research that communication solution opportunities existed globally in developing nations, primarily in Southeast Asia. A WLL test system was operational and given preliminary approval by the Vietnamese government during 2001. Final testing and approval of this WLL system was achieved in 2002 and our first contract and installation was completed in December 2003. The field test officially began in March 2005 and it is ongoing for one year. We expect to complete this contract in the first quarter of 2006. Although the first installation was a success, the difficult terrain, unpredictable weather conditions, lack of basic infrastructure in the remote areas and deficiency of qualified technical labor have resulted in considerable delays. However, we persevered and the one-year warranty period will be met on March 1, 2006 with only one subscriber unit being replaced. Although there are no assurances that the sale of our WLL product in Vietnam will be successful, we intend to bid on additional WLL projects in Vietnam and all of Southeast Asia as they occur.

          With respect to our international operations, we also determined that digital dispatch communication opportunities exist throughout Southeast Asia. We have conducted preliminary discussions with several investment banking firms about raising funds for the installation and operation of digital dispatch systems in Southeast Asia. In tandem with these discussions, we have also explored the possibility of acquiring a Southeast Asian company with digital dispatch capabilities. However, since all of these discussions are very preliminary, we can give no assurances that we will successfully raise sufficient funds to acquire a Southeast Asian company or otherwise to expand our international business operations. Our inability to obtain adequate financing to expand our Southeast Asian operations will likely result in the need to curtail our international business operations and focus solely on the operation of our North American assets.

          We were formed as a Delaware corporation in 1994. Our principal place of business is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380. Our telephone number is (281) 362-0144.

                              THE DISPATCH INDUSTRY

OVERVIEW

          Most businesses or service organizations with mobile work forces require the ability to communicate with employees in order to conduct their operations efficiently. With today's environment, businesses also require up to date vehicle tracking and data messaging for their fleets of vehicles serving increasingly mobile work forces. These businesses rely on radio communications as a tool to control resources, personnel, material and equipment in a cost-effective manner. Dispatch services, combined with vehicle tracking, improve the efficiency and response time of such businesses and organizations.

          The dispatch industry is a distinct segment of the wireless communications industry, which also includes wireless telephone (cellular, PCS and satellite), paging and data transmission services. Wireless telephone services are designed for personal communications by providing two-way communication among individuals. In contrast, dispatch services provide for the immediate transmission of information, whether voice messages or data, to groups of mobile or portable radio users, frequently referred to as "one to many". Companies use dispatch services to communicate among others and to provide task assignment and coordination. Dispatch services are designed to provide bi-directional group communications and to allow the user to address entire groups, sub-groups or individuals with simple and rapid push-to-talk call set-up procedures. Dispatch conversations are typically short and allow for all participants to communicate with each other simultaneously. Historically dispatch services have been less expensive than other CMRS wireless communications services, such as 800 MHz and 900 MHz SMR, cellular and PCS, because the service is offered at a set fee per billing period with no additional airtime charges or limitations to the maximum number of minutes utilized in each billing period. The industry is changing, and these other services are now offering dispatch packaged with other products, which has created competition for us.

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

                                CURRENT BUSINESS

GENERAL

          We provide high-powered repeater dispatch services in North America in Major Metropolitan Areas in four states. We currently have approximately 255 customers utilizing approximately 5,000 two-way radio units in the trunked format. We provide our customers, which are primarily business and governmental agencies, with dispatch communication services as well as options for vehicle tracking. We are licensed by the FCC to operate our Trunked Systems serving customers that do not have their own licenses.

          We operate our dispatch repeaters primarily in the 450-512 MHz frequency band. We are not active in the 220 MHz, 800 MHz, and 900 MHz bands, cellular or PCS segments of the wireless communications industry.

          450-512 MHZ REPEATER OPERATIONS. We conduct the majority of our operations in the 450-512 MHz frequency band. We pursue widespread utilization of trunking technology for our systems in this band. A trunked 450-512 MHz band repeater is preferred to a conventional repeater because Trunked Systems make more channels available to handle calls and thus provide greater capacity than Conventional Systems. The trunked repeater format also provides the customer with more and faster calls than a Conventional System. These factors, in turn, allow a greater number of users on a Trunked System to make more calls than a Conventional System, which allows more customers per channel for us. The trunked 450-512 MHz band repeaters function similarly to 800 MHz band trunked SMR systems. Although our systems are not interconnected to the PSN, if they were, they would be comparable to cellular telephone technology.

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

          The 470-512 MHz portion of the 450-512 MHz band is available in the top 13 U.S. Major Metropolitan Areas and is known commonly as the "T-Band". Operation on the T-Band is particularly advantageous as it contains the only frequencies in the 450-512 MHz band on which exclusive business radio service channels are available. During 2005 we operated approximately 332 exclusive T-Band repeaters in the Major Metropolitan Areas. Exclusive channels are superior to co-channel operations because an operator, such as Champion, has more available capacity and fewer restrictions on service provision. As of March 13, 2006, we had been granted FCC licenses to operate approximately 336 T-Band channels in the Houston, Dallas/Ft. Worth, Northern California and Washington/Baltimore areas and operated those licenses to provide two-way radio dispatch services. As of March 13, 2006, we hold approximately 336 exclusive use FCC licenses and approximately 122 additional non-exclusive FCC licenses in the T-Band. We dedicated considerable effort to removing dormant or otherwise unnecessary co-channel licenses, generally through purchases or trades (with FCC consent) to obtain exclusivity on these channels.

          800 MHZ REPEATER OPERATIONS. As with the 450-512 MHz band CRs that were acquired from Motorola, the 800 MHz band CR licenses were held by the users. Through license filings and assignments, we were successful in being assigned (with FCC consent) a number of licenses for our own benefit in this band. By 2002, with FCC consent, we had sold the majority of our 800 MHz systems. We may apply for additional exclusive licenses in the 800 MHz band with the intention of operating and/or selling the systems. There can be no assurance that the FCC will grant us such exclusive licenses or that FCC approval for all assignments and sales will be granted. We own five exclusive 800 MHz licenses.

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

BUSINESS STRATEGY

          Our business strategy includes the following:

          EXPANSION OF HOLDINGS. We seek to expand our spectrum and infrastructure holdings within our selected Major Metropolitan Areas as needed through new grants and FCC-approved acquisition of operating 450-512 MHz band trunked dispatch systems.

          SPECTRUM. Spectrum is critical in the communications business. Without spectrum on which to operate, the best communications equipment is worthless. At times considerable funds are required to acquire the necessary FCC-licensed stations to provide dispatch services. We are assigned these licenses, and the corollary right to use the spectrum, through FCC-approved purchases of existing systems and through FCC grants of new licenses. Our anticipation is that these efforts will be ongoing. There can be no assurance that we will be successful in any or all of these efforts to be granted the licenses to use the spectrum.

          Specifically, we actively pursue the grant of additional licenses, as needed, from the FCC to operate on the 470-512 MHz T-Band channels. As the FCC grants these licenses, we continue to construct such T-Band systems. This allows us the capacity to add new customers as well as increase the value of our portfolio of assets.

          INTERNATIONAL. To enhance and grow our value, a search for business expansion produced the potential of previously untapped communication opportunities in the international sector. South and Southeast Asia were identified as the initial targets for us. During 2003, we expanded our international marketing to include all areas of the world. We formed three offshore subsidiaries to conduct international operations, and during 2001 we opened two resident offices in Vietnam employing five people. On December 16, 2002, we were granted an investment license for a 100% foreign owned company for the assembly and sale of Wireless Local Loop products to provide rural telephony. A contract in Vietnam for Wireless Local Loop products to provide rural telephony was executed in September 2003 and is in the field trial test expected to be complete in the first quarter 2006. However, to date, our international operations remain in the initial stages and have not generated significant sales. Due to climate, geography, infrastructure and cultural differences we have elected to significantly reduce operations in Vietnam and at the completion of the contract in place, minimize our presence there in favor of other locations in Southeast Asia.

          Based on our experience to date, we believe there is a viable opportunity to provide two-way digital dispatch services in Southeast Asia. This involves the potential acquisition of companies that currently possess established infrastructure in the targeted areas of Asia. The acquisition would then expand its digital dispatch operations throughout Southeast Asia. Our management believes that outside investment funds will be required to finance this proposed activity. To that end, we continue to work with an investment banking firm and have interviewed others to assist with capital raising efforts. At this point, we have not determined the proposed structure nor plan for raising capital. We cannot assure you that financing will be available if needed or on favorable terms. We will need to raise capital to fund our future international operations.

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

          Our Wireless Local Loop product is designed for low-density population areas. This product provides wireless communication for sparsely populated areas often with difficult terrains. The main advantage of SkyLink(TM) is that its central station (hub) has larger coverage than regular cellular or high-density wireless local loop technologies. SkyLink's(TM) central station covers a radius of 50 to 65 kilometers, depending on the terrain conditions (approximately 8-10 cellular base stations would be required to cover the same area). SkyLink(TM) features a large coverage area, low infrastructure and maintenance costs, in addition to the advantages of wireless technology (quick deployment, etc). We believe that SkyLink(TM) is one of the best alternatives to provide rural basic telephony networks (5 to 500 subscribers) and at this time we do not experience significant competition for this product directed to low-density populations.

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

          Our domestic operations are divided into four business regions as follows: Houston, Dallas/Ft. Worth, Northern California, and Washington D.C./Baltimore with centralized operations at our corporate headquarters. We establish and maintain relationships with independent dealers to load our systems.

          Internationally, the Vietnamese government, historically, has prohibited foreign investment in the communications sector. We have identified that communication solution opportunities exist in Vietnam and elsewhere in South and Southeast Asia. We pursued these opportunities based on preliminary studies that indicated we might have an opportunity to install Wireless Local Loop products throughout Vietnam. A test system was operational and given preliminary approval by the Vietnamese government in 2001. Final testing and approval was achieved during 2002 and our Wireless Local Loop product is available to be utilized throughout Vietnam. The first contract for such product was executed in September 2003 and has experienced considerable delays. The warranty period will be complete on March 1, 2006. There are no assurances that the sale of our WLL product will be successful; however, we intend to bid on any additional projects in Vietnam and elsewhere in Southeast Asia as they occur. In addition, we continue to study other developing nations to determine the potential need for the Wireless Local Loop product throughout the world.

          We formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly-owned subsidiaries to conduct the international operations, along with the newly licensed Champion Wireless Solutions (Vietnam), Limited, a Vietnam company formed for the assembly of the Wireless Local Loop product. The installation of WLL was anticipated to facilitate telephony, fax and Internet service for first time users in remote villages throughout Vietnam; however, due to circumstances beyond our control attempts to install WLL in Vietnam have been difficult. Authority for resident offices was obtained in Vietnam during 2001, and Champion Vietnam Wireless B.V. and Champion Wireless Solutions (Vietnam) LTD. has offices in both Hanoi and Ho Chi Minh City. There is currently one employee in Ho Chi Minh City and one employee in the Hanoi office with intentions of maintaining a minimized presence for bidding on projects as they arise.

EMPLOYEES

          As of March 24, 2006, we employed six people on a full-time basis in the United States and two employees in Vietnam. None of our employees belong to a union.

RISK FACTORS

          This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. We caution the reader that actual results could differ materially from those we anticipate, depending on the outcome of certain factors, including those factors discussed in this section. Specifically, there can be no assurance that we will be able to become profitable, compete effectively, sell the SkyLink(TM) systems at a profit, regain market share for our North American operations, expand to international dispatch systems, retain key personnel or take any or all of the other actions described or referred to in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date herein. We undertake no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

WE HAVE A LACK OF ACCUMULATED EARNINGS, AND WE MAY NOT BECOME PROFITABLE IN THE FUTURE.

          A significant portion of our income has been derived from the sale of non-core spectrum, generating $16.5 million in revenues since 1997 and the sale of the Illinois, Indiana and Florida regions for $1.4 million in 2005. At December 31, 2005, we had an accumulated earnings deficit of approximately $2,705,000. For us to become profitable, it will be necessary to achieve profitability in the operation of our dispatch services and generate additional sales of the SkyLink(TM) Wireless Local Loop systems and potentially add international digital dispatch services. There can be no assurance that we will be profitable in the future, or that an investor in the Common Stock will not sustain a loss in the investment.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL ADVANCES, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO DEVELOP SERVICES OR PRODUCTS TO MEET THESE TECHNOLOGICAL ADVANCES.

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

WE FACE INTENSE COMPETITION FROM A VARIETY OF COMPETITORS, MANY WITH SIGNIFICANTLY GREATER RESOURCES.

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

          Furthermore, the availability of new technologies to ESMR network operators allows some dispatch operators to offer enhanced dispatch services, including PSN interconnect and features such as seamless wide area coverage and data transmission. There can be no assurance that their ability to lower prices due to improved technologies will not have a materially adverse effect on our business or ability to remain competitive in these markets.

DEPARTURES OF OUR KEY PERSONNEL MAY IMPAIR OUR OPERATIONS.

          We believe our success depends, in large part, upon the continued services of key management personnel, including Albert F. Richmond, our Chief Executive Officer. We own a key-employee life insurance policy in the amount of $1 million on Mr. Richmond. We have an employment agreement with Mr. Richmond. The loss of his services could have a material adverse effect on us.

OUR OFFICERS AND DIRECTORS HAVE SIGNIFICANT CONTROL OVER US.

          As of December 31, 2005, our executive officers and directors owned approximately 56% of the issued and outstanding shares of the Common Stock. As a result of such ownership, such officers and directors have the power effectively to control us, including the election of directors, the determination of matters requiring stockholder approval and other matters relating to corporate governance.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS.

          We have never declared or paid any dividends on the Common Stock and do not anticipate paying any dividends in the foreseeable future.

WE ARE A HIGHLY REGULATED BUSINESS, AND ANY REGULATORY CHANGES COULD AFFECT OUR BUSINESS ADVERSELY.

          The dispatch business is a distinct segment of the wireless communication industry. The wireless communications industry is subject to FCC regulation. The FCC does not currently regulate prices for PMRS providers, such as Champion. There can be no assurance, however, that the prices charged for our services will not become subject to regulation.

          Additionally, pending FCC rule and policy changes, including those relating to regulatory classification, SMR and other dispatch service provider regulation, new spectrum allocation and radio towers may not be adopted, or may be adopted in a different form than the current proposed version. Any regulatory changes could have a material adverse effect on our business and profitability.

WE MAY NOT BE ABLE TO ACQUIRE AND MAINTAIN THE REQUIRED FCC LICENSES.

          For the 450-512 MHz and 800 MHz band operations, we hold the requisite licenses. Each of these licenses is subject to the licensee operating in compliance with applicable FCC rules and is subject to renewal. Our failure to obtain license renewals would have a material adverse effect. There can be no assurance that we will maintain our licenses or that the FCC will renew our licenses.

PROVISIONS IN OUR CHARTER DOCUMENTS LIMIT YOUR ABILITY TO APPROVE OR DENY MATTERS AFFECTING OUR OPERATIONS AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

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

ITEM 2. DESCRIPTION OF PROPERTY

          We lease 3,221 square feet of office space in The Woodlands, Texas, a suburb of Houston, Texas, where our principal offices are located. We also lease two offices in Vietnam, one in Hanoi and an executive suite in Ho Chi Minh City totaling approximately 500 square feet.

          We lease antenna and repeater space on approximately 43 tower sites. Other than our lease on the Wells Fargo Building in Houston, Texas, no one lease is material to our business. The leases are generally for terms of one to five years and month-to-month thereafter except as follows:

LOCATION                LEASE EXPIRATION
--------                ----------------
Various in TX, CA, MD   August 2007
Willis, TX              July 2006
Dallas, TX              April 2007
San Francisco, CA       February 2007
McKinney, TX            December 2007
Houston, TX             May 2009
Washington, DC          July 2009
Baltimore, MD           March 2010

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our Common Stock is currently traded on the TSX Venture Exchange under the symbol CHP and quoted on the U.S. OTC Bulletin Board under the symbol CCMS. During the years ended December 31, 2004, and December 31, 2005, the high and low bid prices were as follows:

                      U. S. OTC Bulletin Board        TSX Venture Exchange
                     (All amounts are in U.S. $)   (All amounts are in CDN $)
                     ---------------------------   --------------------------
       Date                  High    Low                   High    Low
       ----                 -----   -----                 -----   -----
March 31, 2004              $0.32   $0.32                 $0.38   $0.38
June 30, 2004               $0.29   $0.29                 $0.38   $0.38
September 30, 2004          $0.23   $0.23                 $0.38   $0.38
December 31, 2004           $0.20   $0.20                 $0.38   $0.38

                      U. S. OTC Bulletin Board        TSX Venture Exchange
                     (All amounts are in U.S. $)   (All amounts are in CDN $)
                     ---------------------------   --------------------------
       Date                  High    Low                   High    Low
       ----                 -----   -----                 -----   -----
March 31, 2005              $0.20   $0.20                 $0.15   $0.15
June 30, 2005               $0.33   $0.33                 $0.15   $0.15
September 30, 2005          $0.25   $0.25                 $0.15   $0.15
December 31, 2005           $0.24   $0.24                 $0.15   $0.15

          The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.

As of March 15, 2006, our Common Stock was held by 271 stockholders of record.

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

          The following transactions were exempt from registration under the Securities Act pursuant to Section 4(2), as not involving any public offering. At an appropriate time, we expect to file a registration statement on Form S-8 to register the transactions relating to the grant and exercise of these options. The following options were granted as additional compensation for employee and non-employee director services:

                  No. of Options   Exercise
Date of Grant         Granted        Price
-------------     --------------   --------
January 1, 2004       20,000        $0.3800
July 8, 2004          20,000        $0.2900
October 4, 2004       56,000        $0.2300
April 22, 2005        20,000        $0.1800
July 25, 2005         20,000        $0.3800

Information as of December 31, 2005 regarding equity compensation plans approved and not approved by shareholders is summarized in the following table:

                                                                                  (C)
                                                                            Number of Shares
                                    (A)                                 Remaining Available for
                            Number of Shares to           (B)            Future Issuance Under
                               be Issued Upon       Weighted Average      Equity Compensation
                                Exercise of        Exercise Price of    Plans (Excluding Shares
Plan Category               Outstanding Options   Outstanding Options    Reflected in Column A)
-------------               -------------------   -------------------   -----------------------
Equity compensation plans
   approved by
   shareholders                   447,000                $0.65                   53,000

Equity compensation plans
   not approved by
   shareholders                     N/A                   N/A                       N/A
                                  -------                -----                    ------
TOTAL                             447,000                $0.65                    53,000
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

INTRODUCTORY STATEMENT

Since our inception, we transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. Observing the emerging competition and in an effort to increase our worth we identified opportunities to provide Wireless Local Loop products and digital dispatch systems outside North America. We acquired the SkyLink(TM) firmware that allows us to assemble and market the low density WLL products. Consequently, we discovered opportunities to provide digital dispatch systems, principally in Southeast Asia, which will require an infusion of capital. For this reason on March 15, 2004 we announced our intent to sell the North American operations and utilize the proceeds to focus on the international digital dispatch systems. Although considerable interest was indicated, we were not able to sell the entire portfolio. On December 29, 2004, we executed an asset purchase agreement to sell the Illinois, Indiana and Florida areas subject to FCC consent. The FCC granted final order to the transfer of the licenses on March 3, 2005 and the sale became effective January 1, 2005. Other than one or two specific negotiations for non-essential spectrum, the aggressive pursuit of selling North American has ceased. We anticipate the infusion of capital required for international expansion will be generated through relationships with investment bankers.

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

          As competition from traditionally PCS carriers has increased due to their emerging technologies we lost considerable momentum with the customer base on our communication systems beginning in 2002. We anticipated that vehicle tracking utilizing our wireless communication infrastructure would be a powerful tool with a potential to provide companies improved vehicle management and thus enhance profitability. We showcased Talk 'N Track(TM), a complete vehicle management system with audio capabilities, in 2003 by authorizing Master Dealers in each market allowing our staff to focus on marketing Talk 'N Track(TM) throughout our regions. The program, however, did not enjoy the positive response that was projected. Management believes that this was due, in large part, to the material upfront capital investment required on the customer's part during a fiscal period that experienced capital expenditure reductions in many industries. As a result we abandoned efforts to aggressively market this product in the domestic dispatch areas by the third quarter of 2004.

          These events are reflected in the results of operations reported in this year's report for the current and previous years.

          In 1999 members of our management team traveled to Vietnam and China to evaluate the dispatch communication market. Preliminary results indicated that China possessed adequate dispatch communications, but that dispatch communication in Vietnam was almost non-existent. During 2004, we expanded our evaluation to neighboring Asian countries, which exhibited similar voids in their inventory of dispatch communications. The results of this evaluation determined that we should attempt to acquire an existing digital dispatch operator in the region with the intention of developing a dispatch communication network throughout Malaysia, Vietnam, Thailand and Indonesia.

          Our continued research in Southeast Asia also revealed the need for a standard equipment product to provide wireless telephony, fax and Internet service for low-density populations.

          In late 1999, we provided the SkyLink(TM) technology to a joint venture, which installed the WLL system in the Cao Bang province, Vietnam. This system achieved preliminary acceptance in 2001 and final acceptance in 2002. In 2002, we purchased the SkyLink(TM) product line from SmarTrunk. Today, Champion SkyLink(TM) WLL is a fully integrated low density WLL system. We customize the SkyLink(TM) LD-WLL for installation in virtually any low-density population area in the world that requires wireless telephony that has the capability to be interconnected to the local PSTN.

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

          In the final quarter of 2003 we installed the first phase of a three-phase contract for the installation of the first Champion SkyLink(TM) WLL in Vietnam. Even though some technical problems existed, the system was fully functional and was used for telephony throughout the total elapsed time. The problems, overall, were minor, but difficult to diagnose due to the remote location of the system from the manufacturers' of the component parts. As of March 3, 2005 the system was fully operational and the required warranty period will be met on March 1, 2006. Due to conditions beyond our control and by mutual agreement two final phases of the contract will be deleted and the contract will be completed.

DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

          Total revenues for 2005 were $1,400,000, a decrease of $483,000 from 2004. There was a $364,000 reduction in dispatch revenues, and equipment sales were $130,000 less in 2005 than in 2004. Management believes that the emergence of technology and increased competition offered by wireless companies has resulted in the loss of customers. During 2005 we had a dispatch base in four Major Metropolitan Areas, but do not have the expansion opportunities to blanket the entire United States. Our major competitors, who operate in different frequency bands, are able to offer nationwide coverage. Effective January 1, 2005, we sold our operations in the Illinois, Indiana and Florida areas. Although we have made a decision to retain and operate our systems, our value remains in the worth of the assets.

          Management remains aware of the need to diversify our business such that we will have the ability to withstand business fluctuations and foster growth. Because we believe that North America is saturated with communication providers, through offshore subsidiaries, we have preliminary plans to acquire a digital dispatch operation in Southeast Asia with the intention of expanding and providing dispatch communication services throughout the region. Although we have met considerable delays in the sale and marketing of our SkyLink(TM) LD-WLL systems, we expect to continue to bid on these opportunities.

          In the past, we were successful buying and selling spectrum. While these transactions were sporadic, they were also profitable. In early 2002 a "white paper" was filed with the FCC by Nextel that addressed interference issues the Nextel system was inflicting upon various communication systems operated by public safety agencies. We considered the decision made by the FCC and determined that we could sell or trade our company infrastructure, which provides exclusive channels needed by the licensees that will be required to give up their positions as a result of the FCC decisions. The FCC imposed a three-year deadline to accomplish this objective; however, the process is slow to progress and extensions of the timeline are already being requested. This provides the potential to maximize our company value for the shareholders, but in consideration of the unknown time frame we have concluded that at the present time it is in our best interest to aggressively load and operate our systems until their value may be maximized.

          Costs of sales decreased from $1,291,000 in 2004 to $891,000 in 2005. Cost of equipment sales decreased $116,000 due primarily to decreased sales and dispatch costs and expenses were reduced $284,000, the majority of which reflects rent savings achieved from the renegotiation of tower site rentals.

          Amortization and depreciation expense decreased $213,000 from 2004 to 2005. This decrease reflects the SkyLink(TM) firmware impairment in 2004 that resulted in no additional amortization, combined with license assets and equipment, which have been fully amortized and depreciated.

          In 2004, upon the advice of our auditors, in order to present fairly our financial statements and comply with generally accepted accounting principles, we wrote off as impaired the net book value of our SkyLink(TM) firmware as well as the related inventory for the SkyLink(TM) WLL contract in Vietnam. The impaired write off for SkyLink(TM) was $206,000 and the inventory was $134,000. Although we wrote down these assets for proper financial statement presentation, we still believe that this is a marketable product and intend to bid on future contracts as they occur. In addition, the contract in Vietnam began the twelve-month warranty period on March 1, 2005.

          General and administrative expenses decreased $596,000 or 31% from 2004 to 2005. We recognized savings of $70,000 from discontinuing the Talk 'N Track(TM) marketing program in 2004 and international general and administrative costs decreased $168,000 from 2004. During 2004 we expanded our office in Hanoi to meet the demands of the WLL contract installation and testing, and as the temporary approval was granted March 1, 2005, these costs were complete. We also determined that, due to the obstacles encountered in Vietnam, we would scale back our marketing presence there while continuing to bid on any projects that may develop. Corporate general and administrative expenses were reduced in 2005 by $358,000 from 2004 due primarily to the full year benefit of the CEO waiving his salary in lieu of a success based commission effective July 2004 as well as other expense reductions in 2005 which were achieved related to downsized operations.

          We recognized a net loss on the disposal of communication equipment assets of $4,000 in 2004 compared with none in 2005. Both years reflected sales and write offs of obsolete equipment with those in 2005 having no book value.

          Interest income for 2005 was $23,000 as compared with $2,000 for 2004 due to investment of the net cash proceeds from our sale of the Chicago region. Interest expense for the year ended December 31, 2005 was $1,000 compared to $2,000 for 2004.

          In April 2005 we closed the contracted sale of our Illinois, Indiana and Florida operations for a total sales price of $1,450,000 and a net gain on the sale of $1,144,000. In 2004, the income from these operations was $256,000 compared with no income in 2005.

          Our net income for 2005 is $140,000 compared to a net loss of $1,795,000 for 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had cash and cash equivalents of $709,000 compared with $383,000 at December 31, 2004. The net increase in cash is a result of the cash proceeds from the sale of the Illinois, Indiana and Florida operations less costs expended on current operations and the expansion of our operations internationally including sustaining offices overseas and the related marketing and development expenditures. We feel that the business should be expanded internationally, where competition is not as great, to enhance our value.

          Our working capital was $591,000 at December 31, 2005 as compared with $140,000 at December 31, 2004.

          Net cash used in operating activities was $834,000 for 2005 compared with $405,000 in 2004.

          Net cash provided by investing activities was $1,218,000 for 2005 as compared with net cash used of $32,000 in 2004.

          Net cash used in financing activities was $58,000 in 2005 compared to $13,000 in 2004. The primary financing activity was the repurchase of our common stock issued to the 401 (k) retirement for terminated employees.

          As stated in 2004, additional financing will be needed to pursue the planned expansion to digital dispatch in Southeast Asia. We hope to raise investment financing to fund the proposed international expansion. We have engaged an investment banking firm to seek public or private equity financing, and we have conducted preliminary discussions with others in Southeast Asia to seek sources of financing. There is no assurance that we will be able to obtain future funding or that funding can be obtained on terms favorable to us, which would significantly reduce our international business operations. In the event our international operations are scaled back, our North American assets will continue to operate, although operating revenues will be insufficient to cover all of our operating expenses. We believe that with scaled back operations our existing resources will be sufficient to fund North American operations for the next 12 months.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The following table sets forth certain information with respect to each director and each executive officer of the Company:

            Name              Age                 Position
            ----              ---                 --------
Albert F. Richmond (1)(2)      64   Chairman of the Board, Chief
Houston, Texas                      Executive Officer and President
Pamela R. Cooper               53   Chief Financial Officer, Treasurer,
Spring, Texas                       Secretary and Controller
Peter F. Dicks (1)(2)(3)       63   Director
London, England
James H. Grossman (1)(2)(3)    66   Director
San Francisco, California

----------
(1)  Member of Audit Committee

(2)  Member of Compensation Committee

(3)  Resigned their positions effective February 22, 2006

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

PETER F. DICKS has been a director of the Company since October 24, 1994. He has also served as a director of Standard Microsystems Corporation, a publicly traded company, since June 1992. Mr. Dicks serves as a director for several companies in the United Kingdom, including Graphite Enterprise Trust PLC, Polar Capital Technology Trust PLC, and Second London American Growth Trust PLC, all of which are publicly traded companies. From 1973 to 1991, he was a founder and director of Abingworth Management Holdings, Ltd., a company that provided venture capital investment management services. Mr. Dicks resigned from our Board of Directors, Audit and Compensation Committees effective as of February 22, 2006.

JAMES H. GROSSMAN is currently with his own law firm, JHG Advisors. From 1995 to 2003, Mr. Grossman served as a corporate, venture capital and international business lawyer with the firm of Crosby, Heafey, Roach, & May in San Francisco. From 1994 to 1995, Mr. Grossman was General Counsel of the Slovenia Development Capital Fund. In 1993, Mr. Grossman served as Special Representative for the United Nations Development Program. In 1992, Mr. Grossman was appointed by President George Bush to serve as Chairman, U.S. Foreign Claims Settlement Commission, where he served from 1992 until 1993. From 1990 to 1991, Mr. Grossman was the Chief Negotiator for the U.S. in the tariff reduction acceleration round of the U.S.-Canada Free Trade Agreement, which was a precursor to the creation of NAFTA. Mr. Grossman received a BA, International Relations/Political Science/History in 1960 from the University of California at Berkeley, and a JD from Harvard University in 1963. Mr. Grossman resigned from our Board of Directors, Audit and Compensation Committees effective as of February 22, 2006.

AUDIT COMMITTEE FINANCIAL EXPERT

          Our Board of Directors has determined that the Audit Committee does not have any "audit committee financial expert," as defined by applicable law. The cost to retain an audit committee financial expert at this time is viewed as cost prohibitive. However, the Board of Directors believes that each Audit Committee member has sufficient knowledge in financial auditing matters to serve on the Committee. The Committee has the authority to engage legal counsel or other experts or consultants, as it deems necessary to carry out its responsibilities. Two of the directors that served on the Audit Committee submitted their resignations effective February 22, 2006.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Based on a review of Forms 3, 4 and 5 furnished to the Company, all of the Company's officers and directors and beneficial owners of ten percent of the Company's Common Stock were in compliance with the reporting requirements of
Section 16(a) during the fiscal year ended December 31, 2005.

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

EXECUTIVE COMPENSATION

          The following table sets forth certain information with respect to the compensation awarded to, earned by or paid for services rendered to us in all capacities during the fiscal years ended December 31, 2005, 2004 and 2003, with respect to the Chief Executive Officers. No other executive officers received annual compensation (including salary and bonuses earned) that exceeded $100,000 during the fiscal year ended December 31, 2005.

                                            ANNUAL COMPENSATION
                              -----------------------------------------------
                              Fiscal Year
                                 Ended                           Other Annual
NAME AND PRINCIPAL POSITION     Dec. 31     Salary ($)   Bonus   Compensation
---------------------------   -----------   ----------   -----   ------------
Albert F. Richmond,               2005       $     --      --         --
Chairman of the Board and         2004       $105,000      --         --
Chief Executive Officer           2003       $200,000      --         --

Pamela R. Cooper,                 2005       $105,225      --         --
E. Vice President and             2004       $ 98,325      --         --
Chief Financial Officer           2003       $ 94,000      --         --

          During the last completed fiscal year, we did not grant any stock options to the named executive officers. No options were granted to or exercised by the named executive officers during 2005. The named executive officers did not receive any other annual compensation not categorized as salary, bonus or commissions except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named officer. We entered into a success-based commission agreement with Richmond Holdings, Inc., a subchapter S corporation owned 100% by Mr. Richmond, effective July 1, 2004 in lieu of salary. In 2005, Richmond Holdings, Inc. was paid $217,500 as commission as the result of the sale of the Illinois, Indiana and Florida markets.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 13, 2006 by (i) each director and officer of the Company, (ii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                                                          Percent
Name of Beneficial Owner (1)                      Number of Shares   Beneficially Owned
----------------------------                      ----------------   ------------------
Albert F. Richmond                                  2,250,550(2)           52.11%

Pamela R. Cooper                                      205,900(3)            4.42%

Peter F. Dicks                                        238,000(4)            5.29%
23 Bentinck Street
London, W1M 5RL
England

James H. Grossman                                      81,000(5)            1.81%
2462 Broadway
San Francisco, CA 94115

All executive officers and directors as a group     2,775,450              59.57%

(1) Except as otherwise noted, the address of each holder is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380.

(2) Includes 199,900 shares held in Richmond Holdings, Inc. of which Albert F. Richmond is the sole stockholder. Includes 7,500 shares held by Morgan Stanley D.W. Inc., as Custodian of IRA for Linda L. Richmond and 37,500 shares held by Morgan Stanley D. W. Inc., Ttee. FBO for Albert F. Richmond, IRA.

(3) Includes 11,700 shares held by JP Morgan Securities, as Custodian of IRA and 172,000 shares that Ms. Cooper may acquire upon the exercise of currently exercisable stock options.

(4) Includes 88,000 shares that Mr. Dicks may acquire upon the exercise of currently exercisable stock options. Mr. Dicks resigned from our Board of Directors effective as of February 22, 2006.

(5) Includes 80,000 shares that Mr. Grossman may acquire upon the exercise of currently exercisable stock options. Mr. Grossman resigned from our Board of Directors effective as of February 22, 2006.

EQUITY COMPENSATION PLAN INFORMATION

          The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our 1996 incentive plan.

                                                                                            (C)
                                                                                      Number of Shares
                                                                                  Remaining Available for
                                            (A)                    (B)            Future Issuance Under
                                  Number of Shares to be     Weighted Average    Equity Compensation Plans
                                   Issued Upon Exercise     Exercise Price of       (Excluding Shares
Plan Category                     of Outstanding Options   Outstanding Options    Reflected in Column A)
-------------                     ----------------------   -------------------   -------------------------
Equity compensation plans
   approved by shareholders               447,000                 $0.65                      53,000
Equity compensation plans
   not approved by shareholders               N/A                   N/A                         N/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Effective July 1, 2004 Mr. Albert F. Richmond, Chief Executive Officer, agreed to waive his annual salary in lieu of a success based commission, to be paid as a percentage of the gross sales price of all system sales going forward. An agreement was executed between Richmond Holdings, Inc.
(RHI), a subchapter S corporation, of which Mr. Albert F. Richmond is the sole shareholder, and us to memorialize the commission to be paid to Mr. Richmond.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

                                                                            Page
                                                                            ----
1. Consolidated Financial Statements:

   Report of Independent Registered Public Accounting Firm                   F-2

   Consolidated Balance Sheets, December 31, 2005 and 2004                   F-4

   Consolidated Statements of Operations, Years Ended
   December 31, 2005 and 2004                                                F-5

   Consolidated Statements of Stockholders' Equity, Years Ended
   December 31, 2005 and 2004                                                F-6

   Consolidated Statements of Cash Flows, Years Ended
   December 31, 2005 and 2004                                                F-7

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

3.4     By-laws dated September 29, 1994.              Exhibit 3.4 to the Registration Statement on
                                                       Form 10-SB effective February 13, 1997 (File
                                                       No. 0-29032)

3.5     Amended and Restated By-laws, as adopted       Exhibit 99.2 of the Company's Current Report on
        January 23, 2002.                              Form 8-K filed February 6, 2002 (File No.
                                                       001-12565)

4.1     Specimen Common Stock share certificate.       Exhibit 4.1 to the Registration Statement on
                                                       Form 10-SB effective February 13, 1997 (File
                                                       No. 0-29032)

4.2     Pages from Certificate of Incorporation and    Exhibit 4.2 to the Registration Statement on
        By-laws defining rights of stockholders -      Form 10-SB effective February 13, 1997 (File
        included in Exhibits 3.1, 3.2, 3.3 and 3.4.    No. 0-29032)

10.1    Form of Indemnification Agreement between      Exhibit 10.27 to the Registration Statement on
        officers and director of the Company and       Form 10-SB effective February 13, 1997 (File
        the Company.                                   No. 0-29032)

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

10.6    Commission Agreement dated July 1, 2004,       Exhibit 10-6 to the 10-KSB filed April 1, 2005
        between Richmond Holdings, Inc. and the        (File No. 001-12565)
        Company

10.7    Asset Purchase Agreement, dated December       Exhibit 10-7 to the 10-KSB filed April 1, 2005
        30, 2004 between ESP Wireless Technology       (File No. 001-12565)
        Group, Inc. and the Company

21      Subsidiaries                                   Exhibit 21 to the 10-KSB filed April 1, 2005
                                                       (File No. 001-12565)

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

----------
*    Filed herewith.

(b)  Reports on Form 8-K.

1. On November 7, 2005, we filed a report on Form 8-K, item 4.01 announcing that we appointed GLO CPAs, LLP as our new independent auditors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Aggregate fees billed to the Company for the year ended December 31, 2005 by GLO CPAs, LLP, the Company's independent auditors, and for the year ended December 31, 2004 by Malone & Bailey, PC, the Company's previous independent auditors, were as follows:

                                     FISCAL YEAR ENDED
                                     -----------------
                                       2005      2004
                                     -------   -------
Audit Fees (1)                       $44,155   $37,500
Audit-Related Fees (2)                    --     1,000
                                     -------   -------
Total Audit and Audit-Related Fees   $44,155   $38,500
                                     =======   =======

(1) Of the total for fiscal year 2005, $38,000 in audit fees were billed to us by GLO CPAs, LLP and $6,155 by Malone & Bailey, PC for its review of the condensed financial statements included in our Quarterly Reports on Form 10-QSB. Audit fees represent fees for professional services rendered in connection with the engagement to audit and report on the financial statements, review of quarterly and annual financial statements.

(2) Audit-related fees for assurance and related services that are reasonably related to the performance or review of our financial statements and are not included above as "Audit Fees." The professional services for audit-related services were provided to us by BDO Seidman, LLP for fiscal year 2004.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 29th day of March, 2006.

CHAMPION COMMUNICATION SERVICES, INC.


By: /s/  Albert F. Richmond
    ---------------------------------
    Albert F. Richmond,
    Chairman of the Board,
    Chief Executive Officer and
    President

POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 2005, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                      Date
---------                      -----                      -----


/s/ Albert F. Richmond         Chairman of the Board,     March 29, 2006
----------------------------   Chief Executive Officer
Albert F. Richmond             and President


/s/ Pamela R. Cooper           Chief Financial Officer,   March 29, 2006
----------------------------   Treasurer,
Pamela R. Cooper               and Controller

                                                                            Page
                                                                            ----
Consolidated Financial Statements:

   Reports of Independent Registered Public Accounting Firms.............    F-2

   Consolidated Balance Sheets, December 31, 2005 and 2004...............    F-4

   Consolidated Statements of Operations, Years Ended December 31, 2005
      and 2004...........................................................    F-5

   Consolidated Statements of Stockholders' Equity, Years Ended
      December 31, 2005 and 2004.........................................    F-6

   Consolidated Statements of Cash Flows, Years Ended December 31, 2005
      and 2004...........................................................    F-7

   Notes to Consolidated Financial Statements............................    F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Champion Communication Services, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Champion Communication Services, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ GLO CPAs, LLP
Houston, Texas

March 28, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Champion Communication Services, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Champion Communication Services, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 22, 2005

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004

                                                                                2005          2004
                                                                            -----------   -----------
ASSETS
Current Assets
   Cash and cash equivalents                                                $   708,616   $   383,116
   Accounts receivable, net of allowance for doubtful accounts of
      $6,720 and $1,034, respectively                                            53,832        48,286
   Prepaid expenses and other                                                    54,066        62,456
                                                                            -----------   -----------
      Total Current Assets                                                      816,514       493,858
                                                                            -----------   -----------
Communications equipment and related assets, net of accumulated
   depreciation of $1,502,559 and $1,411,009, respectively                      352,740       512,351
Other assets, net of amortization of $951,634 and $992,951 respectively          36,543        82,120
Assets held for sale                                                                 --        61,507
Other assets                                                                     27,828        55,950
                                                                            -----------   -----------
                                                                            $ 1,233,625   $ 1,205,786
                                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                         $    39,716   $    75,310
   Accrued expenses                                                             185,546       278,200
   Customer deposits                                                                400           400
                                                                            -----------   -----------
      Total Current Liabilities                                                 225,662       353,910
                                                                            -----------   -----------
Commitments and Contingencies (Note 10)                                              --            --
Stockholders' Equity
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
      Issued and outstanding                                                         --            --
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      4,375,119 shares issued and outstanding at December 31,
      2005 and 4,217,007 shares issued and outstanding at
      December 31, 2004                                                          43,751        42,170
   Additional paid-in capital                                                 3,668,850     3,654,635
   Retained deficit                                                          (2,704,638)   (2,844,929)
                                                                            -----------   -----------
Total Stockholders' Equity                                                    1,007,963       851,876
                                                                            -----------   -----------
                                                                            $ 1,233,625   $ 1,205,786
                                                                            ===========   ===========

          See accompanying summary of accounting policies and notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004

                                                                    2005          2004
                                                                -----------   -----------
Revenues
   Dispatch communications                                      $ 1,345,458   $ 1,708,983
   Equipment sales and service                                       44,186       174,503
   Spectrum sales and fees                                           10,000           305
                                                                -----------   -----------
         Total Revenues                                           1,399,644     1,883,791
                                                                -----------   -----------

Operating expenses:
   Cost of sales:
      Dispatch communications                                       857,937     1,142,092
      Equipment sales and service                                    32,812       149,212
      Spectrum sales and fees                                            --           105
                                                                -----------   -----------
         Total Cost of Sales                                        890,749     1,291,409
                                                                -----------   -----------

         Gross Margin                                               508,895       592,382

   Bad debt expense                                                  19,200        27,003
   Depreciation and amortization                                    223,033       435,562
   Impairment expense                                                    --       340,926
   General and administrative expenses                            1,293,641     1,889,788
   Net (gain) loss on disposal/sale of fixed and other assets          (403)        4,121
                                                                -----------   -----------
      Operating income (loss)                                    (1,026,576)   (2,105,018)
                                                                -----------   -----------

Other income (expenses):
   Interest income                                                   23,212         1,759
   Interest expense                                                    (874)       (1,538)
                                                                -----------   -----------
Loss from continuing operations                                  (1,004,238)   (2,104,797)
Income from discontinued operations                                      --       255,997
Gain on sale of discontinued operations                           1,144,529            --
                                                                -----------   -----------
Income (loss) before income taxes                                   140,291    (1,848,800)
                                                                -----------   -----------
Income tax benefit                                                       --        53,358
                                                                -----------   -----------
Net income (loss)                                               $   140,291   $(1,795,442)
                                                                ===========   ===========
Weighted average common shares outstanding                        4,384,214     4,184,172
                                                                ===========   ===========
Diluted weighted average common shares outstanding                4,391,922     4,184,172
                                                                ===========   ===========
Basic earnings (loss) per share:
   net income (loss)                                            $      0.03   $     (0.43)
                                                                ===========   ===========
   net income/gain on discontinued operations                   $      0.26   $      0.06
                                                                ===========   ===========
   net loss from continuing operations after tax benefit        $     (0.23)  $     (0.49)
                                                                ===========   ===========
Diluted earnings (loss) per share:
   net income (loss)                                            $      0.03   $     (0.43)
                                                                ===========   ===========
   net income/gain on discontinued operations                   $      0.26   $      0.06
                                                                ===========   ===========
   net loss from continuing operations after tax benefit        $     (0.23)  $     (0.49)
                                                                ===========   ===========

          See accompanying summary of accounting policies and notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2005 and 2004

                                                           Additional     Retained       Total
                                  Common stock    Common     paid-in      earnings    stockholders
                                     shares       stock      capital     (deficit)       equity
                                  ------------   -------   ----------   -----------   ------------
Balance at December 31, 2003       4,088,917     $40,889   $3,611,157   ($1,049,487)  $ 2,602,559
Contribution of common stock to
   Company 401(k) Plan               168,073       1,681       55,464            --        57,145
Retirement of common stock to
   Company 401(k) Plan               (39,983)       (400)     (11,986)           --       (12,386)
Net loss for 2004                         --          --           --    (1,795,442)   (1,795,442)
                                   ---------     -------   ----------   -----------   -----------
Balance at December 31, 2004       4,217,007      42,170    3,654,635    (2,844,929)      851,876
                                   ---------     -------   ----------   -----------   -----------

Purchase of common stock             (61,700)       (617)     (18,006)           --       (18,623)
Contribution of common stock to
   Company 401(k) Plan               370,411       3,704       70,378            --        74,082
Retirement of common stock to
   Company 401(k) Plan              (150,599)     (1,506)     (38,157)           --       (39,663)
Net income for 2005                       --          --           --       140,291       140,291
                                   ---------     -------   ----------   -----------   -----------
Balance at December 31, 2005       4,375,119     $43,751   $3,668,850   ($2,704,638)  $ 1,007,963
                                   =========     =======   ==========   ===========   ===========

          See accompanying summary of accounting policies and notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004

                                                                               2005          2004
                                                                           -----------   ------------
Cash flows from operating activities:                                      $   140,291    ($1,795,442)
   Net income (loss)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Change in restricted cash                                                     --        100,000
      Depreciation and amortization                                            223,033        475,819
      Bad debt expense                                                          19,200         27,003
      (Gain) loss on disposal/sale of fixed and other assets                (1,144,932)         4,121
      Deposits                                                                   2,848         (1,358)
      Loss on impairment of intangibles                                             --        340,926
      Change in assets and liabilities:
         Accounts receivable                                                   (24,746)         7,328
         Note receivable                                                            --         25,655
         Refundable income taxes                                                    --        340,000
         Inventory                                                                  --         38,899
         Prepaid expenses                                                        8,390         32,843
         Accounts payable                                                      (35,594)       (27,433)
         Accrued expenses                                                      (18,572)        68,000
         License sales and customer deposits                                        --         (5,200)
         Other assets                                                           (4,116)       (36,540)
                                                                           -----------   ------------
            Net cash used in operating activities                             (834,198)      (405,379)
                                                                           -----------   ------------

Cash flows from investing activities:
   Purchases of fixed and other assets                                         (16,071)       (33,118)
   Proceeds from sale of fixed and other assets                              1,234,056            850
                                                                           -----------   ------------
            Net cash provided by (used in) investing activities              1,217,985        (32,268)
                                                                           -----------   ------------

Cash flows from financing activities:
   Repayment of notes payable                                                       --         (1,143)
   Purchase of treasury stock, net of issuances                                (58,287)       (12,386)
                                                                           -----------   ------------
            Net cash used in financing activities                              (58,287)       (13,529)
                                                                           -----------   ------------
Increase in cash and cash equivalents                                          325,500       (451,176)
Cash and cash equivalents at beginning of year                                 383,116        834,292
                                                                           -----------   ------------
Cash and cash equivalents at end of year                                   $   708,616   $    383,116
                                                                           ===========   ============

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the year for:
   Taxes                                                                            --       ($53,358)
                                                                           ===========   ============
   Interest                                                                $       874   $      1,535
                                                                           ===========   ============
   Non-cash transactions:
   Transfer of property and equipment and intangible assets to inventory   $        --   $        740
                                                                           ===========   ============
   Issuance of common stock for accrued expenses                           $    74,082   $     57,145
                                                                           ===========   ============

     See accompanying summary of accounting policies and notes to financial statements.

             CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

(1)  Summary of Significant Accounting Policies

     (a)  Description of Business

          Champion Communication Services, Inc. is a provider of high-powered community repeater dispatch services operating within the 450 - 512 MHz and limited operations in the 800 MHz frequency band in the United States. Our customers consist primarily of business and government agencies located in both metropolitan and rural geographic regions. We provide customers with dispatch airtime and data transmission service.

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

     (d)  Allowance for Doubtful Accounts

          Champion recognizes an allowance for doubtful accounts equivalent to an estimate of account balances that may prove to be uncollectible based upon historical experience and assessment of the general financial conditions affecting the aged receivable base. In addition, specifically identified amounts that management believes to be uncollectible are recorded in the allowance for doubtful accounts.

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

     (g)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets as of December 31, 2005 and 2004 indicated there was $0 and $340,926, respectively, of impairment.

     (h)  Accrued Expenses

          Accrued expenses at December 31, 2005 consist primarily of our annual 401(k) match totaling $65,000 and accrued tower rents totaling $13,000. The remaining balance includes normal course of business liabilities. At December 31, 2004, accrued expenses consisted primarily of accrued tower rents totaling $82,000 and the annual 401(k) match of $75,000.

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

     (j)  Stock Option Plan

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

          Champion applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements for the years ended December 31, 2005 and 2004. Had Champion determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, our net loss would have been reduced (increased) to the pro forma amounts indicated below:

                                                                        2005         2004
                                                                     ---------   -----------
Net income (loss), as reported                                       $ 140,291   $(1,795,442)
Add: Total stock-based employee compensation expense
   determined under intrinsic value based method for all
   awards                                                                   --            --
                                                                     ---------   -----------
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                          (15,093)      (32,218)
                                                                     ---------   -----------
Pro Forma net income (loss)                                          $ 125,198   $(1,827,660)
                                                                     =========   ===========
Net loss per share, basic and diluted
As reported                                                          $    0.03   $     (0.43)
Pro forma                                                            $    0.03   $     (0.44)
                                                                     ---------   -----------

          The weighted average fair value of the stock options granted during fiscal 2005 and 2004 was $0.23 and $0.19, respectively. Variables used in the Black-Scholes option-pricing model include (1) 4.35% and 4.29%, respectively, risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 77% and 74%, respectively, and (4) zero expected dividends.

     (k)  Net Income (Loss) Per Common Share

          The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

     (l)  Use of Estimates

          Champion's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (m) Differences Between Generally Accepted Accounting Principles in the United States and Canada

          Champion prepares its financial statements in accordance with generally accepted accounting principles (GAAP) in the United States of America. There are no significant differences between the United States of America and Canadian GAAP effecting our financial statements.

     (n)  New Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Champion has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Champion during the calendar year 2006.

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

          Management reviews accounts receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Accounts receivable balances that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, we believe that the allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

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

(4) Communication Equipment, Related Assets, Intangible Assets and Assets Held for Sale

          Communication equipment and related assets at December 31, 2005 and 2004 are comprised of the following:

                                                               December 31, 2005
                                                     ------------------------------------
                                          Asset                    Accumulated      Net
                                          Life          Cost      Depreciation    Balance
                                     -------------   ----------   ------------   --------
Communication equipment and
related assets:
Base station and related equipment   5 to 10 years   $1,517,349    $1,188,174    $329,175
Other furniture, data processing
   and communications equipment      2 to 5 years       337,950       314,385      23,565
                                                     ----------    ----------    --------
                                                     $1,855,299    $1,502,559    $352,740
                                                     ==========    ==========    ========

                                                               December 31, 2004
                                                     ------------------------------------
                                          Asset                    Accumulated      Net
                                          Life          Cost      Depreciation    Balance
                                     -------------   ----------   ------------   --------
Base station and related equipment   5 to 10 years   $1,564,311    $1,089,855    $474,456
Other furniture, data processing
   and communications equipment      2 to 5 years       359,049       321,154      37,895
                                                     ----------    ----------    --------
                                                     $1,923,360    $1,411,009    $512,351
                                                     ==========    ==========    ========

(4) Communication Equipment, Related Assets, Intangible Assets and Assets Held for Sale (continued)

                                                          December 31, 2005
                                                ------------------------------------
                                     Asset                    Accumulated      Net
                                     Life          Cost      Amortization    Balance
                                -------------   ----------   ------------   --------
Intangible assets:
Licenses and other intangible
assets                          5 to 10 years    $988,177      $951,634      $36,543
                                                 ========      ========      =======

                                                          December 31, 2004
                                                ------------------------------------
                                     Asset                    Accumulated      Net
                                     Life          Cost      Amortization    Balance
                                -------------   ----------   ------------   --------
Intangible assets:
Licenses and other intangible
assets                          5 to 10 years   $1,075,071     $992,951      $82,120
                                                ==========     ========      =======

          During the year ended December 31, 2005 communication equipment and other assets with a net book value of $59,018 were sold for $1,451,555 less other expenses of the sale. In addition, we disposed of communication equipment and other assets with a net book value of $714. These transactions resulted in a net gain of $1,144,932. During the year ended December 31, 2004, communication equipment and other assets with a net book value of approximately $0 were sold for $850 and we disposed of communication equipment and other assets with a net book value of $4,971, creating a net loss of $4,121 for the year ended December 31, 2004. As of December 31, 2004, Champion impaired an intangible asset with a cost of $415,291. The impaired intangible had $209,034 of accumulated amortization, which resulted in Champion recording a loss on the impaired intangible in the amount of $206,257. Depreciation and amortization expense was $223,033 and $435,562 for the years ending December 31, 2005 and 2004, respectively.

          There were no assets held for sale as of December 31, 2005 and at December 31, 2004 assets held for sales had a net book value of $61,507. Depreciation and amortization expense for the assets held for sale at December 31, 2004 was $40,257. (See note 13 for details).

(5)  Income Taxes

          The provision for income taxes (benefit) consisted of the following for the years ended December 31, 2005 and 2004:

                             2005     2004
                             ----   --------
Federal Income Tax Benefit    $--   $(53,358)
State Income Tax Benefit       --         --
Net Income Tax Benefit        $--   $(53,358)
                              ===   ========

          Champion uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2004 Champion incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward was fully reserved. The net operating loss carry-forward of approximately $950,000 at December 31, 2004 will be utilized to offset the taxable income in 2005 and the balance will expire in the year 2024.

          At December 31, 2005 and 2004, deferred tax assets consisted of the following:

                                 2005       2004
                               --------   --------
Deferred tax assets            $260,000   $590,000
   Less: valuation allowance    260,000    590,000
                               --------   --------
Net deferred tax asset         $     --   $     --
                               ========   ========

(6)  Stockholders' Equity

          During the year ended December 31, 2005, Champion issued 370,411 shares at $0.20 per share in connection with our contribution to match employee's 2004 participation in our 401(K) plan. During the year ended December 31, 2004, we issued 168,073 shares at $0.34 per share in connection with our contribution to match employee's participation for 2003 in our 401(K) plan.

          During the year ended December 31, 2005, we acquired, to be retired, 212,299 shares of our common stock at prices averaging $0.28 per share. During the year ended December 31, 2004, we acquired 39,983 shares to be retired at an average price of $0.31 per share.

(7)  Stock Options

          In 1996, Champion adopted the "1996 Incentive Plan" (the Plan) to provide incentive options, non-statutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options issued under the Plan have 10-year terms. Options granted to employees prior to August 1, 2000, vest and become fully exercisable after a range of two to six years from the date of grant. For options granted to employees after August 1, 2000, twenty-five percent (25%) vest and become exercisable immediately and twenty-five percent (25%) vest and become exercisable in each of the three following years, allowing for some exceptions of accelerated vesting at the discretion of the Board of Directors. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 2005 and 2004, there were 53,000 and 70,000 additional shares, respectively, available for grant under the Plan.

          During 2005, Champion granted options to purchase 40,000 shares of common stock to employees and our directors. The per share weighted-average value of stock options granted during 2005 was $0.23, on the date of grant, using the Black-Scholes option model with the following assumptions: weighted-average risk-free interest rate of 4.35%, weighted-average expected life of three years, weighted-average expected volatility of 77%, and no expected dividend yield.

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

          The following table summarizes the information about the stock options as of December 31, 2004:

                                          Weighted
                Number     Weighted       Average          Number     Weighted
 Range of    Outstanding    Average      Remaining      Exercisable    Average
 Exercise         at       Exercise   Contracted Life        at       Exercise
   Price       12/31/05      Price        (Years)         12/31/05      Price
----------   -----------   --------   ---------------   -----------   --------
$     0.38      20,000       $0.38          9.57           20,000       $0.38
$     0.18      20,000       $0.18          9.31           20,000       $0.18
$     0.23      56,000       $0.23          8.76           28,000       $0.23
      0.29      20,000        0.29          8.52           20,000        0.29
      0.35       6,000        0.35          7.79            4,500        0.35
      0.38      20,000        0.38          8.01           20,000        0.38
      0.50       1,500        0.50          4.00            1,500        0.50
      0.51      20,000        0.51          7.50           20,000        0.51
      0.55      25,000        0.55          6.07           25,000        0.55
      0.56       2,000        0.56          5.01            2,000        0.56
      0.57     100,000        0.57          7.26          100,000        0.57
      0.60      20,000        0.60          7.01           20,000        0.60
      0.63      20,000        0.63          6.31           20,000        0.63
      0.64      10,000        0.64          6.00           10,000        0.64
      0.88      50,000        0.88          3.29           50,000        0.88
      1.00      21,500        1.00          2.88           21,500        1.00
      1.25       1,500        1.25          2.00            1,500        1.25
      2.00      20,000        2.00          0.08           20,000        2.00
      2.22      12,000        2.22          1.10           12,000        2.22
      2.75       1,500        2.75          1.00            1,500        2.75
----------     -------       -----          ----          -------       -----
$018-$2.75     447,000       $0.65          5.72          417,500       $0.69
==========     =======       =====          ====          =======       =====

                           Number of   Weighted-average
                            Options     exercise price
                           ---------   ----------------
Balance at December 2003    405,000          0.72
   Granted                   96,000          0.27
   Forfeited                (71,000)         0.69
                            -------         -----

Balance at December 2004    430,000     0.67
   Granted                   40,000     0.28
   Forfeited                (23,000)    0.46
                            -------    -----
Balance at December 2005    447,000    $0.65
                            =======    =====

(8) 401(k) Plan

          In January 1996, Champion adopted a 401(k) Plan (the "401(k) Plan") under which all employees who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. Champion may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors elected to match the 2005 and 2004 contributions by 100%. Such contributions amounted to $65,176 and $74,082 for the years ended December 31, 2005 and 2004, respectively.

(9) Related Party Transactions

     In 2005, Richmond Holdings, Inc. was paid $217,500 as commission for the sale of the Illinois, Indiana and Florida markets. Richmond Holdings, Inc. is a subchapter S corporation owned 100% by Albert F. Richmond, CEO of Champion.

(10) Commitments and Contingencies

     Lease Commitments

          At December 31, 2005 Champion had commitments under non-cancelable operating lease agreements for the rental of office and tower space. Future minimum rental payments due under the leases are:

2006      660,200
2007      488,675
2008      278,164
2009       79,219
2010        4,800
       ----------
       $1,511,058
       ==========

          During the year ended December 31, 2005, Champion incurred $135,965 in office rental expense and $711,215 in tower rental expense. In 2005 our tower rent expense reflects a onetime reduction of $69,000 as a result of the renegotiation of numerous leases at rates less than had been accrued during the negotiation period. During the year ended December 31, 2004 we incurred $117,220 in office rental expense and $1,126,029 in tower rental expense.

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

     Segment results for the years ended December 31, 2005 and 2004 are as follows:

                                United States   International   Consolidated
                                -------------   -------------   ------------
December 31, 2005
   Revenues                      $ 1,363,731      $  35,913     $ 1,399,644
   Pretax income (loss)              456,283       (315,992)        140,291
   Depreciation /Amortization        211,599         11,434         223,033
   Discontinued operations                --             --              --

Interest
   Revenue                            23,212             --          23,212
   Expense                              (874)            --            (874)
                                 -----------      ---------     -----------
   Net                                22,338             --          22,338
                                 ===========      =========     ===========

Total assets                       1,195,520         38,105       1,233,625

December 31, 2004
   Revenues                      $ 1,816,233      $  67,558     $ 1,883,791
   Pretax income (loss)           (1,324,814)      (779,983)     (2,104,797)
   Depreciation /Amortization        333,195        102,367         435,562
   Discontinued operations           255,997             --         255,997

Interest
   Revenue                             1,759             --           1,759
   Expense                            (1,538)            --          (1,538)
                                 -----------      ---------     -----------
   Net                                   221             --             221
                                 ===========      =========     ===========

Total assets                       1,162,805         42,981       1,205,786

(12) Major Vendors

          In 2005, 56% of Champion's cost of sales was from one vendor. In 2004, 49% of Champion's cost of sales was from one vendor.

(13) Assets Held For Sale

          On December 27, 2004, Champion executed an Asset Purchase Agreement with ESP Wireless Technology Group, Inc. ("ESP") that was effective as of January 1, 2005. Under the Agreement, Champion agreed, upon receipt of all appropriate Federal Communications Commission ("FCC") consents and approvals, to assign its licenses and sell the related assets (i.e., equipment, customers and operations) in the states of Illinois, Indiana and Florida to ESP in exchange for the purchase price of $1,450,000. This transaction closed on April 21, 2005. Net book value of the assets held for sale was comprised of the following for December 31, 2005 and 2004:

                             2005     2004
                             ----   -------
Base station and related
   equipment                 $--    $55,721
Licenses                      --        693
Other intangibles             --      5,093
                             ---    -------
Total assets held for sale   $--    $61,507
                             ===    =======

     Revenues less direct costs associated with these markets were $0 and $255,997 for 2005 and 2004, respectively. This information has been classified as discontinued operations in the consolidated statements of operations.

                                  EXHIBIT INDEX

Exhibits:
Number                       Description                           Incorporated by Reference to
------                       -----------                           ----------------------------
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

4.1         Specimen Common Stock share certificate.       Exhibit 4.1 to the Registration Statement on
                                                           Form 10-SB effective February 13, 1997 (File
                                                           No. 0-29032)

4.2         Pages from Certificate of Incorporation and    Exhibit 4.2 to the Registration Statement on
            By-laws defining rights of stockholders -      Form 10-SB effective February 13, 1997 (File
            included in Exhibits 3.1, 3.2, 3.3 and 3.4.    No. 0-29032)

10.1        Form of Indemnification Agreement between      Exhibit 10.27 to the Registration Statement
            officers and director of the Company and the   on Form 10-SB effective February 13, 1997
            Company.                                       (File No. 0-29032)

10.3        Lease Agreement dated January 1, 2000,         Exhibit 10.30 to the 10-KSB filed March 30,
            between Woodlands office Equities 95 Limited   2000 (File No. 001-12565)
            and the Company.

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

10.6        Commission Agreement dated July 1, 2004,       Exhibit 10-6 to the 10-KSB filed April 1,
            between Richmond Holdings, Inc. and the        2005 (File No. 001-12565)
            Company

10.7        Asset Purchase Agreement, dated December 30,   Exhibit 10-7 to the 10-KSB filed April 1,
            2004 between ESP Wireless Technology Group,    2005 (File No. 001-12565)
            Inc. and the Company

21          Subsidiaries                                   Exhibit 21 to the 10-KSB filed April 1, 2005
                                                           (File No. 001-12565)

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

----------
*    Filed herewith.