Form 10QSB
period 2006-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2006-05-15
CIK 1028921

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      for the Quarter Ended March 31, 2006

[]    Transition Report Under Section 13 or 15(d) of the Exchange Act

      for the transition period from___________ to___________

                        Commission File Number 001-12565

                      CHAMPION COMMUNICATION SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                         76-0448005
(State or other jurisdiction of                (I.R.S. Employer Identification No.)
incorporation or organization)

    1610 WOODSTEAD COURT, SUITE 330
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

As of May 5, 2006, there were 4,529,199 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format
(check one):  Yes [ ] No [X]

================================================================================

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets -
               March 31, 2006 and December 31, 2005 (audited)...................   1

               Consolidated Statements of Operations -
               Three Months Ended March 31, 2006 and 2005 and
               Year ended December 31, 2005 ....................................   2

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2006 and 2005 and
               Year ended December 31, 2005.....................................   3

               Notes to Consolidated Financial Statements.......................   4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations....................   6

     Item 3.   Controls and Procedures .........................................   9

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K ................................  10

SIGNATURES......................................................................  11

                      CHAMPION COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2006 and December 31, 2005

                                                                                         March 31,     December 31,
                                                                                            2006           2005
                                                                                        (unaudited)      (audited)
ASSETS

Current Assets
      Cash and cash equivalents .....................................................   $   564,005    $   708,616
      Accounts receivable, net of allowance for doubtful accounts of
          $7,638 and $6,720, respectively ...........................................        27,000         53,832
      Prepaid expenses and other ....................................................        41,526         54,066
                                                                                        -----------    -----------

         Total Current Assets .......................................................       632,531        816,514
                                                                                        -----------    -----------

Communications equipment and related assets, net of accumulated
       depreciation of $1,512,009 and $1,502,559, respectively ......................       314,419        352,740
Other assets, net of amortization of $958,252 and $951,634 respectively .............        29,925         36,543
Other assets ........................................................................        27,828         27,828
                                                                                        -----------    -----------

                                                                                        $ 1,004,703    $ 1,233,625
                                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable ..............................................................   $     8,089    $    39,716
      Accrued expenses ..............................................................       137,564        185,546
      Customer deposits .............................................................           400            400
                                                                                        -----------    -----------

         Total Current Liabilities ..................................................       146,053        225,662
                                                                                        -----------    -----------

Commitments and Contingencies (Note 10) .............................................            --             --

Stockholders' Equity
      Preferred stock, $0.01 par value, 1,000,000 shares authorized,
           none issued and outstanding...............................................            --             --
      Common stock, $0.01 par value, 20,000,000 shares authorized, 4,529,699 shares issued and outstanding at March 31, 2006 and 4,375,119 shares
          issued and outstanding at December 31, 2005 ...............................        45,297         43,751
      Additional paid-in capital ....................................................     3,700,050      3,668,850
      Retained deficit ..............................................................    (2,886,697)    (2,704,638)
                                                                                        -----------    -----------

Total Stockholders' Equity ..........................................................       858,650      1,007,963
                                                                                        -----------    -----------

                                                                                        $ 1,004,703    $ 1,233,625
                                                                                        ===========    ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                                    March 31,            December 31,
                                                                               2006           2005           2005
                                                                                  (unaudited)             (audited)
                                                                           -----------------------------------------
Revenues
    Dispatch communications ............................................   $   310,587    $   367,570    $  1,345,458
    Equipment sales and service ........................................         2,345         37,798          44,186
    Spectrum sales and fees ............................................         7,405             --          10,000
                                                                           -----------    -----------    ------------

        Total Revenues .................................................       320,337        405,368       1,399,644
                                                                           -----------    -----------    ------------

Operating expenses:
    Cost of sales:
      Dispatch communications ..........................................       220,520        242,898         857,937
      Equipment sales and service ......................................           408         27,297          32,812
      Spectrum sales and fees ..........................................            --             --              --
                                                                           -----------    -----------    ------------
        Total Cost of Sales ............................................       220,928        270,195         890,749
                                                                           -----------    -----------    ------------

        Gross Margin ...................................................        99,409        135,173         508,895
                                                                           -----------    -----------    ------------

    Bad debt expense ...................................................         4,800          4,800          19,200
    Depreciation and amortization ......................................        44,939         61,750         223,033
    General and administrative expenses ................................       235,791        318,535       1,293,641
    Net (gain) loss on disposal/sale of fixed and other assets .........            --             --            (403)
                                                                           -----------    -----------    ------------

        Operating Loss ...............................................        (186,121)      (249,912)     (1,026,576)
                                                                           -----------    -----------    ------------

Other income (expenses):
    Interest income ....................................................         4,062          7,877         23,212
    Interest expense ...................................................            --         (4,076)          (874)
                                                                           -----------    -----------    ------------

Loss from continuing operations ........................................      (182,059)      (246,111)     (1,004,238)

Gain on sale of discontinued operations ................................            --             --       1,144,529
                                                                           -----------    -----------    ------------

Net income (loss) ......................................................   $  (182,059)   $  (246,111)   $    140,291
                                                                           ===========    ===========    ============

Weighted average common shares outstanding .............................     4,348,011      4,217,007       4,384,214
                                                                           ===========    ===========    ============
Diluted weighted average common shares outstanding .....................     4,351,143      4,217,007       4,391,922
                                                                           ===========    ===========    ============

Basic earnings (loss) per share:
  net income (loss) ....................................................   $     (0.04)   $     (0.06)   $       0.03
                                                                           ===========    ===========    ============
  net income/gain on discontinued operations ...........................   $        --    $        --    $       0.26
                                                                           ===========    ===========    ============
  net loss from continuing operations ..................................   $     (0.04)   $     (0.06)   $      (0.23)
                                                                           ===========    ===========    ============
Diluted earnings (loss) per share:
  net income (loss) ....................................................   $     (0.04)   $     (0.06)   $       0.03
                                                                           ===========    ===========    ============
  net income/gain on discontinued operations ...........................   $        --    $        --    $       0.26
                                                                           ===========    ===========    ============
  net loss from continuing operations ..................................   $     (0.04)   $     (0.06)   $      (0.23)
                                                                           ===========    ===========    ============

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                                         March 31,            December 31,
                                                                                   2006            2005          2005
                                                                                        (unaudited)            (audited)
                                                                                ------------------------------------------
Cash flows from operating activities:
    Net income (loss) .......................................................   $  (182,059)   $   (246,111)  $    140,291
    Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
      Depreciation and amortization .........................................        44,939          61,750        223,033
      (Gain)/loss on disposal/sale of fixed and other assets ................            --              --     (1,144,932)
      Bad debt expense ......................................................         4,800           2,500         19,200
      Deposits ..............................................................            --            (656)         2,848
      Loss on impairment of intangibles .....................................            --              --             --
      Change in assets and liabilities:
        Accounts receivable .................................................        22,032          11,527        (24,746)
        Prepaid expenses ....................................................        12,540          11,249          8,390
        Accounts payable ....................................................       (31,627)        (43,993)       (35,594)
        Accrued expenses ....................................................         2,611          (5,474)       (18,572)
        License sales and customer deposits .................................            --          80,000             --
             Other assets ...................................................            --          (5,700)        (4,116)
                                                                                -----------    ------------   ------------
          Net cash used in operating activities .............................      (126,764)       (134,908)      (834,198)
                                                                                -----------    ------------   ------------

Cash flows from investing activities:
    Purchases of fixed and other assets .....................................            --          (2,504)       (16,071)
    Proceeds from sale of fixed and other assets ............................            --              --      1,234,056
                                                                                -----------    ------------   ------------
          Net cash used in investing activities .............................            --          (2,504)     1,217,985
                                                                                -----------    ------------   ------------

Cash flows from financing activities:
    Repurchase of stock .....................................................       (17,847)             --        (58,287)
                                                                                -----------    ------------   ------------
          Net cash used in financing activities .............................       (17,847)             --        (58,287)
                                                                                -----------    ------------   ------------

Increase (decrease) in cash and cash equivalents ............................      (144,611)       (137,412)       325,500

Cash and cash equivalents at beginning of period ............................       708,616         383,116        383,116
                                                                                -----------    ------------   ------------

Cash and cash equivalents at end of period ..................................   $   564,005    $    245,704   $    708,616
                                                                                ===========    ============   ============

Supplemental disclosure of cash flow information:
    Cash paid (refunded) during the period for:
    Interest ................................................................   $        --    $        612   $        874
                                                                                ===========    ============   ============
    Non-cash transactions:
    Issuance of common stock for accrued expenses ...........................   $    50,592    $         --   $     74,082
                                                                                ===========    ============   ============

                      CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (Unaudited)

1. Basis of Presentation

      The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 2006 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2005.

      The differences between accounting principles generally accepted in the United States and Canada do not have a material impact on the accompanying financial statements. Champion trades on the TSX Venture Exchange in Canada and the United States Over the Counter Bulletin Board.

2. Stock Options

      Champion accounts for stock-based compensation to employees and directors under the intrinsic value method. Under this method, Champion recognizes no compensation expense for stock options granted when the number of underlying shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date.

      During the first quarter of 2006, Champion granted no options to purchase common stock and 20,000 options with an average exercise price of $2.00 expired during such time period.

      During the first quarter of 2005, Champion granted options to purchase 20,000 shares of common stock to employees and directors at an average exercise price of $0.38.

         Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:

                                                     For the Three Months
                                                       Ended March 31,
                                                  --------------------------
                                                      2006           2005
Net loss, as reported ......................      $  (182,059)   $  (246,411)

Deduct:  stock-based compensation expense
determined under fair value based method....               --             --
                                                  -----------    -----------

Pro Forma net loss .........................      $  (182,059)   $  (246,411)
                                                  ===========    ===========

Net loss per share, basic and diluted

As reported ................................      $     (0.04)   $     (0.06)
Pro forma ..................................      $     (0.04)   $     (0.06)

3. Segment Reporting

      Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                                 United States    International    Consolidated
                                                 -------------    -------------    ------------
March 31, 2006
    Revenues .................................   $     320,337    $          --    $    320,337
    Pretax loss ..............................        (149,898)         (32,161)       (182,059)
    Depreciation /Amortization ...............          43,363            1,576          44,939
Interest
    Income ...................................           4,062               --           4,062
    Expense ..................................              --               --              --
                                                 -------------    -------------    ------------
    Net interest income ......................   $       4,062    $          --    $      4,062
                                                 =============    =============    ============

Total assets .................................   $     969,270    $      35,433    $  1,004,703
                                                 =============    =============    ============

March 31, 2005
    Revenues .................................   $     369,455    $      35,913    $    405,368
    Pretax loss ..............................        (171,543)         (74,568)       (246,111)
    Depreciation/Amortization ................          58,579            3,171          61,750
Interest
    Income ...................................           7,877               --           7,877
    Expense ..................................          (4,076)              --          (4,076)
                                                 -------------    -------------    ------------
    Net interest income (expense) ............   $       3,801    $          --    $      3,801
                                                 =============    =============    ============

    Total assets .............................   $     920,992    $      69,216    $    990,208
                                                 =============    =============    ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

      This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors, including without limitation fluctuations in Champion's tower rental expenses, inventory and loan balances, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, and the effect of government regulations, adverse changes in the market for Champion's equipment sales and services, and Champion's ability to acquire and sell spectrum on favorable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

Overview

      Since our inception, we transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. We have experienced significant churn and competition from other dispatch operators as well as providers of wireless communication services due to new technologies which allow them to offer the same dispatch service as Champion as an additional service. During 2005 we contemplated selling our assets to maximize our shareholder value; however, the demand we anticipated to be created with the rebanding of the 800 MHz frequencies to satisfy public safety interference issues has not yet materialized. We believe that opportunity will arise, but it will be several years from now in the later stages of the process. As a result of this development, we are no longer offering for sale any of our systems and are developing marketing strategies to aggressively compete for the dispatch user. There are no assurances that we will be able to compete successfully in the United States as these providers have significantly greater resources.

      We began the pursuit of digital dispatch in Southeast Asia in 1999-2000. We selected the latest state-of-the-art iDEN digital wireless infrastructure to provide digital dispatch communications internationally. iDEN is the first truly integrated and scaleable wireless communication system featuring digital trunked dispatch with telephone interconnect services as an option, in addition to alphanumeric messaging. We believe that this opportunity is significant, and we are committed to assessing the viability of specific installations, and seeking an advantageous and qualified investment source.

      In 2002, we purchased the SkyLink(TM) wireless local loop firmware product line from SmarTrunk. The wireless local loop technology provides full duplex telephone, fax and modem services without the expense of wired lines or cellular infrastructure. We developed and have completed our first prototype to provide integrated communication solutions to low density population areas that otherwise have no telephone service, and the contract for the first hub has been completed and payment received. The original contract was for three hubs, but two of the three were deleted due to insufficient power sources at the proposed sites. This system connects end users to the public switched telephone network
(PSTN) using radio signals. We estimate that three billion people worldwide do not have a telephone, and SkyLink(TM) LD-WLL is a solution to provide basic telephony services for rural and remote areas.

      We caution the reader that there can be no assurance that we will be able to become profitable, compete effectively, sell the SkyLink(TM) systems at a profit, expand to dispatch systems internationally, retain key personnel or take any or all of the other actions described or referred to in this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations - Quarters ended March 31, 2006 and 2005

      Revenues for the quarter ended March 31, 2006 were $320,000 compared with $405,000 for the quarter ended March 31, 2005. This decrease is comprised of a reduction in revenues of $57,000 resulting from churn in the markets due to competition. The market place continues to be saturated with communication solution providers that offer options not available to our customers as we are limited to four markets (Houston, Dallas/Fort Worth, Washington D.C./Baltimore and Northern California). Equipment sales also decreased $36,000 for the quarter ended March 31, 2006 as the quarter ended March 31, 2005 included the sale of a WLL system. License fee revenues in the amount of $8,000 were earned in the first quarter of 2006 compared with none in the same quarter of 2005.

      Costs and expenses decreased by $49,000, from $270,000 to $221,000 for the quarter ended March 31, 2006 as compared with the quarter ended March 31, 2005. The decrease reflects reductions in operating expenses corresponding to the reduction in our customer base.

      General and administrative expenses decreased $83,000 to $236,000 for the quarter ended March 31, 2006 from $319,000 for the quarter ended March 31, 2005. We continue to experience savings coinciding with the reduction in transactions.

      We incurred a provision in the allowance for doubtful accounts during the first quarter of both 2006 and 2005 of $5,000.

      Depreciation and amortization expense for the first quarter ended March 31, 2006 was $45,000, a decrease of $17,000 from $62,000 reported for the quarter ended March 31, 2005. We celebrated our ten-year anniversary last fall and the cost of our equipment and licenses is becoming fully depreciated and amortized while remaining in optimum operational value.

      Net interest income and expense for the period ended March 31, 2006 was $4,000 compared with the same net interest income and expense for the period ended March 31, 2005.

      We reported a net loss of $182,000 for the first quarter 2006 compared with a net loss of $246,000 for the first quarter 2005.

Financial Condition and Liquidity

      We had $564,000 in cash and cash equivalents at March 31, 2006 as compared with $709,000 at December 31, 2005. Our working capital at March 31, 2006 was $486,000 as compared with $591,000 at December 31, 2005. We sold our Indiana, Illinois and Florida operations in April 2005 and this sale in combination with reductions in expenditures will continue to sufficiently cover our working capital needs for an estimated 12 months.

      Cash used in operating activities was $127,000 for the first three months of 2006, while cash used in operating activities was $135,000 for the same period in 2005.

      No cash was used in investing activities for the three months ended March 31, 2006 and cash used in investing activities was $3,000 for the three months ended March 31, 2005.

      Cash used in financing activities for the three months ended March 31, 2006 was $18,000 used for the repurchase of stock compared with no repurchases and cash used for the same three months in 2005.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Item 6. EXHIBITS AND REPORT ON FORM  8-K

(a)   Exhibits.

31.1     Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2     Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1     Certification of Principal Executive Officer relating to Periodic Financial Report
         Pursuant to 18 U.S.C. Section 1350.

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

Date:  May 13, 2006

                                 Exhibit Index

31.1     Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2     Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1     Certification of Principal Executive Officer relating to Periodic Financial Report
         Pursuant to18 U.S.C. Section 1350.

32.2     Certification of Principal Financial Officer relating to Periodic Financial Report
         Pursuant to18 U.S.C. Section 1350.