Form 10QSB
period 2006-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2006-08-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ______________ to ______________

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

Yes [X] No [ ]

As of August 5, 2006, there were 4,524,199 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format

(check one): Yes [ ] No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Consolidated Balance Sheets -
             June 30, 2006 and December 31, 2005 (audited)..................   1

             Consolidated Statements of Operations -
             Three Months and Six Months ended June 30, 2006 and 2005.......   2

             Consolidated Statements of Cash Flows -
             Three Months and Six Months Ended June 30, 2006 and 2005.......   3

             Notes to Consolidated Financial Statements.....................   4

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................   6

   Item 3.   Controls and Procedures........................................   9

PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K...............................  11

SIGNATURES..................................................................  12

                      CHAMPION COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2006 and December 31, 2005

                                                                            June 30,    December 31,
                                                                              2006          2005
                                                                          -----------   ------------
                                                                          (unaudited)     (audited)
ASSETS

Current Assets
   Cash and cash equivalents                                              $   448,899   $   708,616
   Accounts receivable, net of allowance for doubtful accounts of
      $5,194 and $6,720, respectively                                          22,343        53,832
   Prepaid expenses and other                                                  51,238        54,066
                                                                          -----------   -----------
      Total Current Assets                                                    522,480       816,514
                                                                          -----------   -----------
Communications equipment and related assets, net of accumulated
   depreciation of $1,548,953 and $1,502,559, respectively                    279,128       352,740
Other assets, net of amortization of $964,848 and $951,634 respectively        23,329        36,543
Other assets                                                                   27,828        27,828
                                                                          -----------   -----------
                                                                          $   852,765   $ 1,233,625
                                                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                       $     4,510   $    39,716
   Accrued expenses                                                           155,306       185,546
   Customer deposits                                                              400           400
                                                                          -----------   -----------
      Total Current Liabilities                                               160,216       225,662
                                                                          -----------   -----------
Commitments and Contingencies (Note 10)                                            --            --

Stockholders' Equity
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
      issued and outstanding                                                       --            --
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      4,524,199 shares issued and outstanding at June 30,
      2006 and 4,375,119 shares issued and outstanding at
      December 31, 2005                                                        45,242        43,751
   Additional paid-in capital                                               3,697,333     3,668,850
   Retained deficit                                                        (3,050,026)   (2,704,638)
                                                                          -----------   -----------
Total Stockholders' Equity                                                    692,549     1,007,963
                                                                          -----------   -----------
                                                                          $   852,765   $ 1,233,625
                                                                          ===========   ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                     -----------------------   -----------------------
                                                        2006         2005         2006         2005
                                                     ---------    ----------   ----------   ----------
                                                           (unaudited)               (unaudited)
Revenues
   Dispatch communications                           $  274,313   $  337,743   $  584,901   $  705,313
   Equipment sales and service                           63,279        3,601       65,624       41,399
   Spectrum sales and fees                                   --          --         7,405           --
                                                     ----------   ----------   ----------   ----------
         Total Revenues                                 337,592      341,344      657,930      746,712
                                                     ----------   ----------   ----------   ----------
Operating expenses:
   Cost of sales:
      Dispatch communications                           219,497      171,251      440,017      414,150
      Equipment sales and service                         1,077        2,280        1,486       29,577
      Spectrum sales and fees                                --           --           --           --
                                                     ----------   ----------   ----------   ----------
         Total Cost of Sales                            220,574      173,531      441,503      443,727
                                                     ----------   ----------   ----------   ----------
         Gross Margin                                   117,018      167,813      216,427      302,985
                                                     ----------   ----------   ----------   ----------
   Bad debt expense (recovery)                          (14,681)       4,800       (9,881)       9,600
   Depreciation and amortization                         43,540       56,981       88,479      118,730
   General and administrative expenses                  254,105      378,722      489,897      697,257
   Net (gain) loss on disposal/sale of fixed and
      other assets                                           --           --           --           --
                                                     ----------   ----------   ----------   ----------
         Operating Loss                                (165,946)    (272,690)    (352,068)    (522,602)
                                                     ----------   ----------   ----------   ----------
Other income (expenses):
   Interest income                                        2,618        8,193        6,680       12,606
   Interest expense                                          --          (18)          --         (630)
                                                     ----------   ----------   ----------   ----------
Loss from continuing operations                        (163,328)    (264,515)    (345,388)    (510,626)
Gain on sale of discontinued operations                      --    1,144,529           --    1,144,529
                                                     ----------   ----------   ----------   ----------
Net income (loss)                                    $ (163,328)  $  880,014   $ (345,388)  $  633,903
                                                     ==========   ==========   ==========   ==========
Weighted average common shares outstanding            4,526,990    4,458,574    4,437,995    4,338,458
                                                     ==========   ==========   ==========   ==========
Diluted weighted average common shares outstanding    4,531,890    4,688,219    4,447,742    4,581,319
                                                     ==========   ==========   ==========   ==========
Basic earnings (loss) per share:
   net loss from continuing operations               $    (0.04)  $    (0.06)  $    (0.08)  $    (0.11)
                                                     ==========   ==========   ==========   ==========
   net income/gain on discontinued operations        $       --   $     0.26   $       --   $     0.26
                                                     ==========   ==========   ==========   ==========
   net income (loss)                                 $    (0.04)  $     0.20   $    (0.08)  $     0.15
                                                     ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:
   net loss from continuing operations               $    (0.04)  $    (0.06)  $    (0.08)  $    (0.11)
                                                     ==========   ==========   ==========   ==========
   net income/gain on discontinued operations        $       --   $     0.25   $       --   $     0.25
                                                     ==========   ==========   ==========   ==========
   net income (loss)                                 $    (0.04)  $     0.19   $    (0.08)  $     0.14
                                                     ==========   ==========   ==========   ==========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                  -----------------------   -----------------------
                                                                     2006         2005         2006         2005
                                                                  ---------   -----------   ---------   -----------
                                                                        (unaudited)               (unaudited)
Cash flows from operating activities:
   Net income (loss)                                              $(163,328)  $   880,014   $(345,388)  $   633,903
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                  43,540        56,981      88,479       118,731
      (Gain)/loss on disposal/sale of fixed and other assets             --    (1,144,529)         --    (1,144,529)
      Bad debt expense                                                4,800         4,800       9,600         9,600
      Deposits                                                           --           582          --           (74)
      Change in assets and liabilities:
         Accounts receivable                                           (144)       (6,706)     21,889         2,521
         Prepaid expenses                                            (9,712)      (19,186)      2,828        (7,937)
         Accounts payable                                            (3,579)          792     (35,206)      (43,201)
         Accrued expenses                                            17,741       (51,770)     20,352       (57,244)
         License sales and customer deposits                             --       (80,000)         --            --
         Other assets                                                    --         2,163          --        (3,537)
                                                                  ---------   -----------   ---------   -----------
            Net cash used in operating activities                  (110,682)     (356,859)   (237,446)     (491,767)
                                                                  ---------   -----------   ---------   -----------
Cash flows from investing activities:
   Purchases of fixed and other assets                               (1,653)       (3,960)     (1,653)       (6,464)
   Proceeds from sale of fixed and other assets                          --     1,232,500          --     1,232,500
                                                                  ---------   -----------   ---------   -----------
            Net cash provided by (used in) investing activities      (1,653)    1,228,540      (1,653)    1,226,036
                                                                  ---------   -----------   ---------   -----------
Cash flows from financing activities:
   Repurchase of stock                                               (2,772)      (39,663)    (20,619)      (39,663)
                                                                  ---------   -----------   ---------   -----------
            Net cash used in financing activities                    (2,772)      (39,663)    (20,619)      (39,663)
                                                                  ---------   -----------   ---------   -----------
Increase (decrease) in cash and cash equivalents                   (115,107)      832,018    (259,718)      694,606
Cash and cash equivalents at beginning of period                    564,005       245,704     708,616       383,116
                                                                  ---------   -----------   ---------   -----------
Cash and cash equivalents at end of period                        $ 448,898   $ 1,077,722   $ 448,898   $ 1,077,722
                                                                  =========   ===========   =========   ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest                                                       $      --   $        18   $      --   $       630
                                                                  =========   ===========   =========   ===========
   Non-cash transactions:
   Issuance of common stock for accrued expenses                  $  50,592   $    74,082   $  50,592   $    74,082
                                                                  =========   ===========   =========   ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2006
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the six months ended June 30, 2006 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2005.

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

     During the second quarter of 2006, Champion granted no options to purchase common stock and no options expired during such time period. The only option expense outstanding does not vest until the last quarter of 2006.

     During the second quarter of 2005, Champion granted options to purchase 20,000 shares of common stock to employees and directors at an average exercise price of $0.18.

     Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:

                                              For the Three Months    For the Six Months
                                                 Ended June 30,         Ended June 30,
                                              --------------------   --------------------
                                                 2006       2005        2006       2005
                                              ---------   --------   ---------   --------
Net loss, as reported                         $(163,328)  $880,014   $(345,388)  $633,903
Deduct: stock-based compensation expense
   determined under fair value based method          --      7,788          --      9,067
                                              ---------   --------   ---------   --------
Pro Forma net loss                            $(163,328)  $872,226   $(345,388)  $624,836
                                              =========   ========   =========   ========
Net loss per share, basic and diluted
As reported                                   $   (0.04)  $   0.20   $   (0.08)  $  (0.14)
Pro forma                                     $   (0.04)  $   0.19   $   (0.08)  $  (0.14)

3. Segment Reporting

     Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                   United States   International   Consolidated
                                   -------------   -------------   ------------
June 30, 2006
   Revenues                         $  594,871       $  63,059      $  657,930
   Pretax loss                        (335,443)         (9,945)       (345,388)
   Depreciation /Amortization           85,581           2,898          88,479
Interest
   Income                                6,680              --           6,680
   Expense                                  --              --              --
                                    ----------       ---------      ----------
   Net interest income              $    6,680       $      --      $    6,680
                                    ==========       =========      ==========
Total assets                        $  819,073       $  33,692      $  852,765
                                    ==========       =========      ==========
June 30, 2005
   Revenues                         $  710,799       $  35,913      $  746,712
   Pretax gain (loss)                  788,008        (154,105)        633,903
   Depreciation/Amortization           112,357           6,373         118,730
Interest
   Income                               12,606              --          12,606
   Expense                                (630)             --            (630)
                                    ----------       ---------      ----------
   Net interest income (expense)    $   11,976       $      --      $   11,976
                                    ==========       =========      ==========
   Total assets                     $1,634,799       $  64,783      $1,699,582
                                    ==========       =========      ==========

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

Results of Operations - Quarters ended June 30, 2006 and 2005

     Revenues for the quarter ended June 30, 2006 were $338,000 compared with $341,000 for the same quarter of 2005. The decrease of $3,000 is a reduction in dispatch revenues of $63,000 resulting from churn in the markets due to competition. The market place continues to be saturated with communication solution providers that offer options not available to our customers. Equipment sales reflected an increase of $60,000 for the quarter ended June 30, 2006 due to the long awaited closure of the SkyLink(TM) WLL sale in Vietnam

     Costs and expenses for the second quarter of 2006 reflect an increase of $47,000 from $174,000 to $221,000. The second quarter 2005 tower rent expense was reduced by a one time credit that was the result of renegotiation of several site leases going forward from 2005.

     General and administrative expenses decreased $125,000 from $379,000 for the quarter ended June 30, 2005 to $254,000 for the quarter ended June 30, 2006. This quarter reflects cost savings in personnel and related expenses as well as travel, office rent, insurance and legal expenses that we have achieved in conjunction with the reductions in customers.

     We received payment for the Value Added Tax Receivable in Vietnam in the quarter ended June 30, 2006. This receivable of $19,000 had been expensed to bad debt in 2004 and netted with the second quarter 2006 bad debt expense accrual of $5,000 resulted in a recovery of $14,000 as compared with expense of $5,000 for the quarter ended June 30, 2005.

     Depreciation and amortization expense for the quarter ended June 30, 2006 was $44,000, a decrease of $13,000 from $57,000 reported for the quarter ended June 30, 2005. The cost of our equipment and licenses is becoming fully depreciated and amortized while remaining fully operational.

     Net interest income and expense for the period ended June 30, 2006 was $3,000 compared with $8,000 for the same period ended June 30, 2005.

     We reported a net loss of $163,000 for the second quarter 2006 compared with net income of $880,000 for the second quarter 2005. The second quarter of 2005 reflected the net gain of $1,145,000 for the sale of the Indiana, Illinois and Florida systems.

Results of Operations - Six months ended June 30, 2006 and 2005

     Revenues for the six months ended June 30, 2006 were $89,000 less than the same period ended June 30, 2005. This decrease is a result of reduced dispatch revenues of $120,000 due to competition in our markets netted with an increase in WLL sales of $24,000 for the period and the proceeds from licensing activity.

     Costs and expenses were the same for the six months ended June 30, 2006 as 2005 because 2005 reflected a one time cost savings in renegotiated tower rents and there were no costs associated with the WLL sales, because those costs had been expensed in 2004.

     General and administrative expenses were $578,000 for the six months ended June 30, 2006 compared with $816,000 for the same period in 2005. This reduction of $238,000 is due to reductions in employee and related costs, office rents and legal expenses.

     Bad debt expense in 2006 reflects the repayment of Value Added Tax in Vietnam which had been expensed in 2004. This resulted in a recovery of $10,000 for the six months ended June 30, 2006 as compared with an expense of $9,000 for the same period in 2005.

     Depreciation and amortization expense is $88,000 or $30,000 less than the first six months of 2005. The decreased expense is a result of our equipment becoming fully depreciated and our licenses fully amortized.

     Net interest income and expense for the first six months ended June 30, 2006 is $7,000 compared with $12,000 for 2005. In 2005 the proceeds for the gain on the sale of systems was invested in overnight money market funds.

     In 2005, we recorded the sale of our operations in Indiana, Illinois, and Florida for a net gain of $1,145,000.

     Our net loss for the period ended June 30, 2006 is $345,000 as compared with a gain of $634,000 for the same period in 2005, which reflected the net gain on the sale of Indiana, Illinois and Florida.

Financial Condition and Liquidity

     We had $449,000 in cash and cash equivalents at June 30, 2006 as compared with $709,000 at December 31, 2005. Our working capital at June 30, 2006 was $362,000 as compared with $591,000 at December 31, 2005. We sold our Indiana, Illinois and Florida operations in April 2005 and this sale in combination with reductions in expenditures are estimated to sufficiently cover our working capital needs until the mid point of 2007.

     Cash used in operating activities was $111,000 for the second quarter of 2006, while cash used in operating activities was $237,000 for the same period in 2005.

     Cash used in investing activities for the three months ended June 30, 2006 was $2,000 and cash provided by investing activities was $1,229,000 for the three months ended June 30, 2005. This was a result of the sale of the Indiana, Illinois and Florida systems in the year 2005.

     Cash used in financing activities for the three months ended June 30, 2006 was $3,000 which was used for the repurchase of stock compared with $40,000 used for the same three months in 2005.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Date: August 14, 2006

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