Form 10-Q
period 2006-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2006-11-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2006

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

Yes [X] No [ ]

As of November 1, 2006, there were 4,524,199 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format

(check one): Yes [ ] No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets -
           September 30, 2006 and December 31, 2005 (audited)..............    1

           Consolidated Statements of Operations -
           Three Months and Nine Months ended
           September 30, 2006 and 2005.....................................    2

           Consolidated Statements of Cash Flows -
           Three Months and Nine Months Ended
           September 30, 2006 and 2005.....................................    3

           Notes to Consolidated Financial Statements......................    4

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................    6

   Item 3. Controls and Procedures.........................................   10

PART II. OTHER INFORMATION

   Item 5. Other Information...............................................   11

   Item 6. Exhibits........................................................   11

SIGNATURES.................................................................   12

                      CHAMPION COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2006 and December 31, 2005

                                                           September 30,   December 31,
                                                                2006           2005
                                                           -------------   ------------
                                                            (unaudited)      (audited)
ASSETS
Current Assets
   Cash and cash equivalents                                $   268,516    $   708,616
   Accounts receivable, net of allowance for doubtful
      accounts of $4,615 and $6,720, respectively                39,458         53,832
   Prepaid expenses and other                                    29,350         54,066
                                                            -----------    -----------
      Total Current Assets                                      337,324        816,514
                                                            -----------    -----------
Communications equipment and related assets, net of
   accumulated depreciation of $1,433,442 and
   $1,502,559, respectively                                     242,082        352,740
Other assets, net of amortization of $971,298 and
   $951,634 respectively                                         16,879         36,543
Other assets                                                     25,096         27,828
                                                            -----------    -----------
                                                            $   621,381    $ 1,233,625
                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                         $     8,140    $    39,716
   Accrued expenses                                             113,494        185,546
   Customer deposits                                                400            400
                                                            -----------    -----------
      Total Current Liabilities                                 122,034        225,662
                                                            -----------    -----------
Commitments and Contingencies (Note 10)                              --             --
Stockholders' Equity
   Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued and outstanding                        --             --
   Common stock, $0.01 par value, 20,000,000 shares
      authorized, 4,524,199 shares issued and
      outstanding at September 30, 2006 and 4,375,119
      shares issued and outstanding at December 31, 2005         45,242         43,751
   Additional paid-in capital                                 3,697,333      3,668,850
   Retained deficit                                          (3,243,228)    (2,704,638)
                                                            -----------    -----------
Total Stockholders' Equity                                      499,347      1,007,963
                                                            -----------    -----------
                                                            $   621,381    $ 1,233,625
                                                            ===========    ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     -----------------------   -----------------------
                                                        2006         2005         2006         2005
                                                     ----------   ----------   ----------   ----------
                                                           (unaudited)               (unaudited)
Revenues
   Dispatch communications                           $  260,787   $  324,713   $  845,687   $1,030,026
   Equipment sales and service                            1,989        2,733       67,613       44,131
   Spectrum sales and fees                                   --       10,000        7,405       10,000
                                                     ----------   ----------   ----------   ----------
         Total Revenues                                 262,776      337,446      920,705    1,084,157
                                                     ----------   ----------   ----------   ----------
Operating expenses:
   Cost of sales:
      Dispatch communications                           219,774      221,730      659,791      635,880
      Equipment sales and service                         1,923          706        3,409       30,283
      Spectrum sales and fees                                --           --           --           --
                                                     ----------   ----------   ----------   ----------
         Total Cost of Sales                            221,697      222,436      663,200      666,163
                                                     ----------   ----------   ----------   ----------
         Gross Margin                                    41,079      115,010      257,505      417,994
                                                     ----------   ----------   ----------   ----------
   Bad debt expense (recovery)                            4,800        4,800       (5,082)      14,400
   Depreciation and amortization                         39,001       54,221      127,481      172,951
   General and administrative expenses                  187,654      303,155      677,550    1,000,411
   Net (gain) loss on disposal/sale of fixed and
      other assets                                        4,677         (599)       4,677         (599)
                                                     ----------   ----------   ----------   ----------
         Operating Loss                                (195,053)    (246,567)    (547,121)    (769,169)
                                                     ----------   ----------   ----------   ----------
Other income (expenses):
   Interest income                                        1,851        5,442        8,531       18,047
   Interest expense                                          --           (6)          --         (636)
                                                     ----------   ----------   ----------   ----------
Loss from continuing operations                        (193,202)    (241,131)    (538,590)    (751,758)
Gain on sale of discontinued operations                      --           --           --    1,144,529
                                                     ----------   ----------   ----------   ----------
Net income (loss)                                    $ (193,202)  $ (241,131)  $ (538,590)  $  392,771
                                                     ==========   ==========   ==========   ==========
Weighted average common shares outstanding            4,524,197    4,436,819    4,467,045    4,371,605
                                                     ==========   ==========   ==========   ==========
Diluted weighted average common shares outstanding    4,529,071    4,436,819    4,481,507    4,371,605
                                                     ==========   ==========   ==========   ==========
Basic earnings (loss) per share:
   net loss from continuing operations               $    (0.04)  $    (0.05)  $    (0.12)  $    (0.17)
                                                     ==========   ==========   ==========   ==========
   net income/gain on discontinued operations        $       --   $       --   $       --   $     0.26
                                                     ==========   ==========   ==========   ==========
   net income (loss)                                 $    (0.04)  $    (0.05)  $    (0.12)  $     0.09
                                                     ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:
   net loss from continuing operations               $    (0.04)  $    (0.05)  $    (0.12)  $    (0.17)
                                                     ==========   ==========   ==========   ==========
   net income/gain on discontinued operations        $       --   $       --   $       --   $     0.26
                                                     ==========   ==========   ==========   ==========
   net income (loss)                                 $    (0.04)  $    (0.05)  $    (0.12)  $     0.09
                                                     ==========   ==========   ==========   ==========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
                                                                  ----------------------   -----------------------
                                                                     2006        2005         2006         2005
                                                                  ---------   ----------   ---------   -----------
                                                                        (unaudited)              (unaudited)
Cash flows from operating activities:
   Net income (loss)                                              $(193,202)  $ (241,131)  $(538,590)  $   392,772
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                  39,002       54,220     127,481       172,951
      (Gain)/loss on disposal/sale of fixed and other assets          4,677         (599)      4,677    (1,145,128)
      Bad debt expense                                                4,800        4,800      14,400        14,400
      Deposits                                                           --        4,092          --         4,018
      Change in assets and liabilities:
         Accounts receivable                                        (21,915)     (20,209)        (26)      (17,688)
         Prepaid expenses                                            21,888       32,830      24,716        24,893
         Accounts payable                                             3,630      (27,928)    (31,576)      (71,129)
         Accrued expenses                                           (41,812)      26,601     (21,460)      (30,643)
         License sales and customer deposits                             --           --          --            --
         Other assets                                                 2,732         (579)      2,732        (4,116)
                                                                  ---------   ----------   ---------   -----------
            Net cash used in operating activities                  (180,200)    (167,903)   (417,646)     (659,670)
                                                                  ---------   ----------   ---------   -----------
Cash flows from investing activities:
   Purchases of fixed and other assets                                 (483)      (2,530)     (2,136)       (8,994)
   Proceeds from sale of fixed and other assets                         301        1,037         301     1,233,537
                                                                  ---------   ----------   ---------   -----------
            Net cash provided by (used in) investing activities        (182)      (1,493)     (1,835)    1,224,543
                                                                  ---------   ----------   ---------   -----------
Cash flows from financing activities:
   Repurchase of stock                                                   --           --     (20,619)      (39,663)
                                                                  ---------   ----------   ---------   -----------
            Net cash used in financing activities                        --           --     (20,619)      (39,663)
                                                                  ---------   ----------   ---------   -----------

Increase (decrease) in cash and cash equivalents                   (180,382)    (169,396)   (440,100)      525,210
Cash and cash equivalents at beginning of period                    448,898    1,077,722     708,616       383,116
                                                                  ---------   ----------   ---------   -----------
Cash and cash equivalents at end of period                        $ 268,516   $  908,326   $ 268,516   $   908,326
                                                                  =========   ==========   =========   ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest                                                       $      --   $        6   $      --   $       636
                                                                  =========   ==========   =========   ===========
   Non-cash transactions:
   Issuance of common stock for accrued expenses                  $      --   $       --   $  50,592   $    74,082
                                                                  =========   ==========   =========   ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the nine months ended September 30, 2006 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2005.

     The financial statements have been prepared on a going concern basis which contemplates continuing operations. Champion has experienced significant competition for market share from other dispatch operators and from newer technologies operated by larger competitors with greater resources.

     During 2005 and 2006, the working capital requirements have been met by using the proceeds from the sale of Indiana, Illinois and Florida operations in April 2005, in conjunction with concerted efforts to reduce expenditures. The current working capital requirements can be met until approximately February 2007.

     Champion's ability to continue as a going concern beyond February 2007 depends on our ability to generate cash flows from the sale of certain assets. Contemplated sales include various network assets and possibly all of the network assets and related operations, the SkyLink(TM) Wireless Local Loop proprietary firmware and the publicly traded corporate shell. The proceeds from partial assets sales would give management additional time to implement its strategic plan through the deployment of an enhanced dispatch service that will provide wide area coverage and return Champion to profitability. No assurances can be given that management's plan will be successful or achieve the desired profitability objective.

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

     During the third quarter of 2006, Champion granted no options to purchase common stock and no options expired during such time period. The only option expense outstanding does not vest until the last quarter of 2006.

     During the third quarter of 2005, Champion granted options to purchase 20,000 shares of common stock to employees and directors at an average exercise price of $0.38.

     Had Champion determined compensation expense for stock option grants based on their estimated fair value at their grant dates, Champion's net loss and loss per share would have been as follows:

                                               For the Three Months   For the Nine Months
                                               Ended September 30,    Ended September 30,
                                              ---------------------   --------------------
                                                 2006        2005        2006       2005
                                              ---------   ---------   ---------   --------
Net income (loss), as reported                $(193,202)  $(241,131)  $(538,590)  $392,771
Deduct: stock-based compensation expense
   determined under fair value based method          --       4,092          --     13,159
                                              ---------   ---------   ---------   --------
Pro Forma net income (loss)                   $(193,202)  $(245,223)  $(538,590)  $379,612
                                              =========   =========   =========   ========
Net income (loss) per share, basic and
   diluted
Pro forma                                     $   (0.04)  $   (0.06)  $   (0.12)  $   0.09

3. Segment Reporting

     Champion has two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam.

                                United States   International   Consolidated
                                -------------   -------------   ------------
September 30, 2006
   Revenues                       $ 857,646       $ 63,059       $ 920,705
   Pretax loss                     (475,174)       (63,416)       (538,590)
   Depreciation /Amortization       123,465          4,016         127,481
Interest
   Income                             8,501             30           8,531
   Expense                               --             --              --
                                  ---------       --------       ---------
   Net interest income            $   8,501       $     30       $   8,531
                                  =========       ========       =========
Total assets                      $ 597,388       $ 23,993       $ 621,381
                                  =========       ========       =========

                                   United States   International   Consolidated
                                   -------------   -------------   ------------
September 30, 2005
   Revenues                         $ 1,048,244      $  35,913     $ 1,084,157
   Pretax gain (loss)                   632,000       (239,229)        392,771
   Depreciation/Amortization            163,711          9,240         172,951
Interest
   Income                                18,047             --          18,047
   Expense                                 (636)            --            (636)
                                    -----------      ---------     -----------
   Net interest income (expense)    $    17,411      $      --     $    17,411
                                    ===========      =========     ===========
   Total assets                     $ 1,411,797      $  45,327     $ 1,457,124
                                    ===========      =========     ===========

4. Revenue Recognition

     Customers are invoiced and billed the fee for their monthly service at the first of each month and revenue is recorded for each user for one month.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

     This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors, including without limitation fluctuations in Champion's tower rental expenses, inventory and loan balances, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, and the effect of government regulations, adverse changes in the market for Champion's sales and services, and Champion's ability to acquire and sell spectrum on favorable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

Overview

     Since our inception, we transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. We have experienced significant churn and competition from other dispatch operators as well as providers of wireless communication services due to new technologies which allow them to offer the same dispatch service as Champion as an additional service. During 2004 we contemplated selling our assets to maximize our shareholder value; however, the demand we anticipated to be created with the rebanding of the 800 MHz frequencies to satisfy public safety interference issues has not yet materialized. In an effort to regain customer share we are testing technology developments that would aid a new business model to aggressively compete for the dispatch user by offering enhanced features. There are no assurances that we will be able to compete successfully in the United States and sustain operations absent these changes as our competitors possess significantly greater resources.

     We began pursuit of digital dispatch capabilities in Southeast Asia in 1999-2000. We selected the state-of-the-art iDEN digital wireless infrastructure to provide digital dispatch communications internationally and identified operators in the area that possessed suitable qualifications to be acquisition candidates. We have been unsuccessful in negotiations to acquire the targeted company which would have provided the optimum entry into digital dispatch in Southeast Asia. As we believe that this opportunity continues to be significant, we are committed to assessing the viability of installations on a smaller scale, and thus minimizing the required investment sources. There are no assurances that we will be able to successfully establish digital operations in Southeast Asia.

     In 2002, we purchased the SkyLink(TM) wireless local loop firmware product line from SmarTrunk. The wireless local loop technology provides full duplex telephone, fax and modem services without the expense of wired lines or cellular infrastructure. We developed and completed our first prototype and the first contracted sale was closed. The system connects end users to the public switched telephone network (PSTN) using radio signals. While we estimate that three billion people worldwide do not have a telephone, and our SkyLink(TM) LD-WLL is a solution to provide basic telephony services for rural and remote areas, we cannot assure you that we will be successful in obtaining future contracts for the sale of SkyLink(TM).

     We are in the process of ceasing operations in Vietnam as our revised business plan for Southeast Asia will not require that we establish and operate offices until such time as digital dispatch is operational in any one Southeast Asian country.

     We caution the reader that there can be no assurance given that we will be able to become profitable, sustain operations and compete effectively, sell the SkyLink(TM) systems at a profit, offer dispatch systems internationally, retain key personnel or take any or all of the other actions described or referred to in this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations - Quarters ended September 30, 2006 and 2005

     Revenues for the quarter ended September 30, 2006 were $263,000 compared with $337,000 for the same quarter of 2005. This decrease results from a reduction in dispatch revenues of $63,000 which we believe is primarily due to losses in the markets to strong national competitors and no spectrum revenues in 2006 as compared with spectrum revenues of $10,000 in this quarter 2005.

     Costs and expenses for the third quarter of 2006 are equal to those of the third quarter 2005. We have achieved the maximum savings available for the current months as the expenses reflect long term contractual reductions achieved last year.

     General and administrative expenses reflect a decrease of $116,000 for the third quarter ended September 30, 2006 from the same quarter 2005. This quarter 2006 contains a reduction in employee benefit expense of $56,000 from 2005 corresponding to our decision to not match employee deferrals to the 401(k) plan, elimination of the outside director expense of $12,000 and a reduction of $39,000 in international expenses related to the reduction of staff and related expenses.

     Depreciation and amortization expense for the third quarter 2006 continues to show a decrease from the third quarter 2005 due to our equipment and license assets becoming fully depreciated and amortized while remaining fully operational.

     The net loss on disposal of equipment is $5,000 for the quarter ended September 30, 2006 compared with a gain of $1,000 for the quarter ended September 30, 2005. We wrote off obsolete equipment removed from two sites that operated on a format different from the majority of our equipment.

     Net interest income and expense for the period ended September 30, 2006 was $2,000 compared with $5,000 for the same period ended September 30, 2005.

     We reported a net loss of $193,000 for the third quarter 2006 compared with a net loss of $241,000 for the third quarter 2005.

Results of Operations - Nine months ended September 30, 2006 and 2005

     Revenues for the nine months ended September 30, 2006 were $163,000 less than the same period ended September 30, 2005. This decrease is a result of reduced dispatch revenues of $184,000 due to competition in our markets netted with an increase in WLL sales of $24,000 for the period and the proceeds from licensing activity.

     Costs and expenses were the same for the nine months ended September 30, 2006 as 2005 because 2005 reflected a one time cost savings in renegotiated tower rents and there were no costs associated with the WLL sales, as those costs had been expensed in 2004.

     General and administrative expenses were $678,000 for the nine months ended September 30, 2006 compared with $1,000,000 for the same period in 2005. This reduction of $322,000 is due to reductions in employee benefit costs, and international employees and related costs.

     Bad debt expense in 2006 reflects the repayment of Value Added Tax in Vietnam, which had been expensed in 2004. This resulted in a recovery of $5,000 for the nine months ended September 30, 2006 as compared with an expense of $14,000 for the same period in 2005.

     Depreciation and amortization expense is $127,000 or $46,000 less than the first nine months of 2005. The decreased expense is a result of our equipment becoming fully depreciated and our licenses fully amortized.

     Net interest income and expense for the first nine months ended September 30, 2006 is $9,000 compared with $17,000 for the first nine months of 2005. In 2005 the remaining proceeds for the gain on the sale of systems was invested in overnight money market funds, and the principal has reduced from month to month as we utilize the funds for operations.

     In 2005, we recorded the sale of our operations in Indiana, Illinois, and Florida for a net gain of $1,145,000.

     Our net loss for the nine months ended September 30, 2006 is $539,000 as compared with a gain of $393,000 for the same period in 2005, which reflected the net gain on the sale of Indiana, Illinois and Florida operations.

Financial Condition and Liquidity

     We had $269,000 in cash and cash equivalents at September 30, 2006 as compared with $709,000 at December 31, 2005. Our working capital at September 30, 2006 was $215,000 as compared with $591,000 at December 31, 2005. During 2005 and 2006, our working capital requirements have been met by using the proceeds from the sale of Indiana, Illinois and Florida operations in April 2005, in conjunction with concerted efforts to reduce expenditures. The current working capital requirements can be met until approximately February 2007.

     Our ability to continue as a going concern beyond February 2007 depends on our ability to generate cash flows from the sale of certain assets. Contemplated sales include various network assets and possibly all of the network assets and related operations, the SkyLink(TM) Wireless Local Loop proprietary firmware and the publicly traded corporate shell. The proceeds from partial assets sales would allow management additional time to implement its strategic plan through the deployment of an enhanced dispatch service that will provide wide area coverage and return our operations to profitability. No assurances can be given that management's plan will be successful or achieve the desired profitability objective.

     Cash used in operating activities was $180,000 for the third quarter of 2006, while cash used in operating activities was $168,000 for the same period in 2005.

     Cash used in investing activities for the quarters ended September 30, 2006 and 2005 was nominal.

     There was no cash used in financing activities for the three months ended September 30, 2006 and 2005.

Summary of Critical Accounting Policies

     (a)  Communications Equipment and Related Assets

          Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

     (b)  Other Assets

          Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz are capitalized as part of the cost of the licenses. Our licenses are capitalized and amortized under the straight-line method for five-ten years.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

     On October 4, 2006, the Company entered into a Deferred Compensation Agreement (the "Agreement") with the Company's Chief Executive Officer, Albert
F. Richmond. The Agreement has been drafted to comply with certain legislative amendments to Section 409A of the Internal Revenue Code of 1986 ("Section 409A"). Under the Agreement, Mr. Richmond may make an election to defer a portion of his annual base salary. As of the last day of each calendar year, the Company credits an amount of the Company's Common Stock to Mr. Richmond's deferral account that is equal in value to such deferred amount as of the last day of such calendar year (each, a "Plan Year"). In addition to the foregoing deferral election, on or before December 31, 2006, the Company shall also credit to Mr. Richmond's deferral account an amount of the Company's Common Stock worth $11,235.28 as of December 31, 2005. Furthermore, beginning with the last day of the 2007 Plan Year and the last day of each successive Plan Year thereafter, the Company may also credit to Mr. Richmond's deferral account an additional amount of the Company's Common Stock with respect to such Plan Year, valued as of the last day of such Plan Year. Under the Agreement, the benefits paid to Mr. Richmond are paid solely in the form of the Company's Common Stock credited to Mr. Richmond in his deferral account as of the date of disbursement.

     Benefits under the Agreement are payable to Mr. Richmond upon the earliest to occur of (1) the day Mr. Richmond attains the age of 70 1/2 (the "Benefit Date"), (2) Mr. Richmond's separation of service, (3) Mr. Richmond's disability (as defined in the Agreement), (4) Mr. Richmond's death, or (5) if the Company undergoes a change in control (as defined in the Agreement), as permitted under revised Section 409A. Provided, however, that Mr. Richmond shall forfeit all benefits under the Agreement in the event Mr. Richmond is terminated for cause (as defined in the Agreement) or if the Company determines that the payment would constitute a parachute payment under Section 280G of the Internal Revenue Code of 1986.

     The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached hereto as Exhibit 10.1. The information in this Item 5 is disclosed herein because it was not disclosed in a report on Form 8-K during the period covered by this Form 10-QSB.

Item 6. EXHIBITS

(a)  Exhibits.

10.1 Deferred Compensation Agreement, dated October 4, 2006, by and between Champion Communication Services, Inc. and Albert F. Richmond.

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 Certification of Principal Executive Officer relating to Periodic Financial Report Periodic Pursuant to18 U.S.C. Section 1350.

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

                                        CHAMPION COMMUNICATION SERVICES, INC.


                                        By: /s/ Albert F. Richmond
                                            ------------------------------------
                                            Albert F. Richmond,
                                            Chairman, Chief Executive Officer
                                            and President


                                        By: /s/ Pamela R. Cooper
                                            ------------------------------------
                                            Pamela R. Cooper
                                            Chief Financial Officer, Treasurer
                                            and Controller

Date: November 14, 2006

                                  Exhibit Index

(a)  Exhibits.

10.1 Deferred Compensation Agreement, dated October 4, 2006, by and between Champion Communication Services, Inc. and Albert F. Richmond.

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 Certification of Principal Executive Officer relating to Periodic Financial Report Periodic Pursuant to18 U.S.C. Section 1350.

32.2 Certification of Principal Financial Officer relating to Periodic Financial Report Pursuant to18 U.S.C. Section 1350.