Form 10KSB
period 2006-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2007-04-16
CIK 1028921

United States Securities and Exchange Commission
Washington, D. C. 20549
Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Transition Period From                      to
Commission File Number 001-12565
Champion Communication Services, Inc.

Delaware	76-0448005
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1610 Woodstead Court, Suite 330
The Woodlands, Texas	77380
(Address of Principal Offices)	(Zip Code)
(281) 362-0144
(Issuer’s Telephone Number, including area code.)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class None	Name of Exchange on which Registered None
Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $.01 per share	None
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $1,186,329
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of March 21, 2007, there were 4,483,802 shares of common stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2007 was $746,356 based upon the average bid and ask price of the common stock on such date of U.S. $0.345 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Champion Communication Services, Inc. and Subsidiaries

Glossary of Terms
Terms used herein, even if not capitalized, have the following meanings:

Airtime Charges	Charges to users of wireless communications services based on the actual minutes of use.

Analog	A transmission method employing a continuous (rather than pulsed or digital) electrical signal that varies in amplitude or frequency in response to changes in sound or other input impressed on a transducer in the sending device. Current SMR technology primarily uses analog transmission.

Bandwidth	The relative range of frequencies that can be passed through a transmission medium between two defined limits without distortion. The greater the bandwidth, the more information the medium can carry. Bandwidth is measured in Hertz.

Base Station	A station located at a specified site authorized to communicate with mobile stations.

Basic Trading Area (“BTA”)	As defined by Rand McNally, one of 492 rural areas used for PCS licensing.

Channel	A pathway for the transmission of information between a sending point and a receiving point; also referred to as “frequency.” In SMR, a channel refers to a set of paired send and receive frequencies. Thus, a five-channel 800 MHz SMR actually has 10-25 kHz channels: five send channels and five receive channels.

Co-channel	Relates to the authorization or operation of two transmitters on the same frequency, normally separated by some defined distance. Co-channel operators may not interfere with each other unless separated by sufficient distance or operated in a coordinated manner.

Commercial Mobile Radio Service (“CMRS”)	Mobile services licensed by the FCC that are provided for profit, are interconnected to the PSN and are available to the general public on a non-discriminatory basis. These CMRS providers historically have been referred to as “common carriers.”

Community Repeater (“CR”)	Conventional two-way radio systems licensed by the FCC that consist of a control station, a repeater station and mobile and/or portable radios. The repeater is shared by otherwise unrelated users.

Conventional System	A method of operation in which one or more radio frequency channels are assigned to mobile and base stations but are not employed as a trunked group. A conventional system allows an end user the use of only a single channel. If someone else already is using that end user’s assigned channel, the end user must wait until the channel is available.

Digital	A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses. Digital transmission and switching technologies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal.
i

Dispatch	A service provided to customers who want to transmit and receive short messages to and from a fleet of vehicles operating within range of the system’s repeater.

800 MHz (“SMR”)	As a group, the 280 channels of trunked SMR frequencies in the 800 MHz band with 25 kHz channel bandwidth. Some cellular radio frequencies are also in the 800 MHz band. Radio equipment used for 800 MHz SMRs is not compatible with radio equipment used for 900 MHz SMRs.

Enhanced Specialized Mobile Radio (“ESMR”)	SMR multi-site digital networks, which are designed to provide integrated telecommunications services, including wireless, telephone, paging, data transmission and dispatch services. ESMR generally is used as a dispatch technology, although it also may be interconnected with the PSN to provide mobile telephone services. Champion does not provide ESMR services.

FCC	Federal Communications Commission.

450-512 MHz Band	450-470 MHz — A group of frequencies operating with a narrow channel bandwidth, which is shared with an unlimited number of users (co-channel operation) utilizing an unlimited number of units. Thus, user exclusivity on a particular frequency during a call is currently not achievable in this band.

470-512 MHz — A group of frequencies operating with a narrow channel bandwidth, an unlimited number of users, and a limited number of units. Thus, user exclusivity on a particular frequency during a call is currently achievable in this band.

Global Positioning System (“GPS”)	A worldwide radio-navigation system of satellites. GPS uses these satellites as reference points to calculate accurate physical positions.

Hertz	The unit for measuring the frequency with which an electromagnetic signal cycles through the zero-value state between lowest and highest state. One Hertz (abbreviated Hz) equals one cycle per second; kHz (kilohertz) stands for thousands of Hertz; MHz (megahertz) stands for millions of Hertz.

Loading	The capacity utilization of a land mobile communications system. The FCC requires licensees of PMRS systems to load a specified number of units per channel within a certain time frame or before certain actions can be taken. If a licensee does not meet this loading requirement, the FCC may take back a proportionate number of the licensee’s unloaded channels.

Logic Trunked Radios (“LTR”)	A technology commonly used in Trunked Systems.

Major Metropolitan Areas	Metropolitan areas (as defined by the U.S. Office of Management and Budget) with a population of 1,000,000 or more.

Major Trading Areas (“MTAs”)	Service areas based on the 47 areas contained in Rand McNally’s 1992 Commercial Atlas and Marketing Guide, 123rd Edition, except that: (1) Alaska is separate from Seattle, (2) Guam and Northern Mariana Islands are licensed as a single area, (3) Puerto Rico and the United States Virgin Islands are licensed as a single area, and (4) American Samoa is licensed as a single MTA-like area. These modifications by the FCC resulted in a total of 51 MTAs. A MTA license authorizes a specific block of SMR Spectrum in one (1) of 51 MTAs.

900 MHz SMR	As a group, the 200 channels of trunked SMR frequencies in the 900 MHz band with 12.5 kHz channel bandwidth. The FCC initially licensed these channels only in the top 50 markets. The FCC has auctioned all 900 MHz SMR channels for every MTA.

Paging	A one-way communications service licensed by the FCC that operates from a base station to mobile or fixed receivers and that provides signaling or information transfer by such means as tone, tone-voice, tactile or optical readout. Paging services are provided on several bands, including the 450-512 MHz and 900 MHz bands.

Personal Communication Services (“PCS”)	A wireless communication technology licensed by the FCC. It operates on the 900 MHz (narrowband) and on the 2 GHz (broadband) frequency bands. PCS is a radio communications service using mobile and ancillary fixed communication technologies to provide services for industry and business. This service can be integrated with a variety of competing networks. A broadband PCS, with a wider channel bandwidth, provides a greater variety of services than narrowband PCS (e.g., broadband PCS can provide full voice and data transmission, but narrowband PCS generally is limited to one-way services).

Private Mobile Radio Service (“PMRS”)	Two-way radio operations licensed by the FCC that offer dispatch and other wireless communications services. These services generally cannot be interconnected to the PSN. An operator may provide such services on a discriminatory basis. Operators that provide dispatch services in the bands below 800 MHz are regulated as PMRS licensees. These PMRS licensees historically have been referred to as “private carriers.”

Public Switched Network (“PSN”)	Historically referred to as the “Public Switched Telephone Network” or “PSTN.”

Repeater	A device which automatically retransmits received signals on an outbound circuit, generally in an amplified form.

Roam(ing)	A service offered by mobile communications providers which allows a subscriber to use a mobile phone while in the service area of another carrier.

Site	The location of a base station or repeater in a radio communications system.

Specialized Mobile Radio (“SMR”)	A radio system authorized by the FCC in which licensees provide mobile communications services (other than radio location services) in the 800 MHz and 900 MHz bands on a commercial basis to eligible entities, federal government entities and individuals. It is generally used as a dispatch technology, but also can be used to provide data and facsimile services. SMR may be interconnected with the PSN to provide telephone interconnect services. SMR is offered typically as a Trunked System but also may be offered as a Conventional System.

Spectrum	A term generally applied to the range of electromagnetic radio frequencies used in the transmission of sound, data, and television.

Switch	A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is the process of interconnecting circuits to form a transmission path between users.

Talk ‘N Track™	Champion’s service providing both voice and vehicle tracking of the units of subscribers on Champion’s LTR systems.

T-Band	The group of channels operating at 470-512 MHz previously assigned to the UHF band.

Telephone Interconnect	Connection of a telecommunications device or service to the PSN. In SMR, Telephone Interconnect refers to the service provided to a customer, which allows specified customer units to have the capability to connect directly to the PSN and thereby communicate with any other party that can be reached over the PSN.

Trunked System	A system that combines multiple channels with unrestricted access in such a manner that user demands for channels are automatically “queued” and then allocated to the first available channel. Compared to a Conventional System, this method allows for the use of frequencies by a greater number of users and provides faster access, thereby reducing the likelihood of network congestion.

UHF	An ultra high frequency in the 450 — 512 MHz bandwidth.

Unit	A base, mobile or hand held radio.

Universal Licensing Service (“ULS”)	The FCC’s electronic system for filing PMRS and other wireless applications, coordination data, and other accessory information.

Vehicle Tracking	The use of GPS and radio equipment to identify the physical location of fleet vehicles.

Wireless Local Loop (“WLL”)	A radio system providing communication from subscriber to provider without wires. This technology is especially useful in sparsely populated areas and in areas with difficult terrain. Champion’s is a high site, high power format.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
     This Annual Report on Form 10-KSB includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. These “forward looking statements” include, without limitations, statements regarding our proposed asset sale and subsequent distribution of a substantial portion of the cash received. Champion cautions the reader that actual results could differ materially from those we expect, depending on the outcome of certain factors, including those factors discussed in the Section of this Annual Report on Form 10-KSB entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein to reflect the occurrence of unanticipated events.
RECENT EVENTS — ASSET SALE
     On February 13, 2007, subsequent to the close of our year end, we entered into an Asset Purchase Agreement (“Agreement”) agreeing to sell substantially all of our assets to FleetTALK Partners, Ltd. (“FleetTAlk”) for $2,050,000. Following the execution of the Agreement, on February 13, 2007, stockholders representing 54% of our outstanding voting stock executed a written consent in lieu of a stockholders meeting approving the Agreement. FleetTALK will purchase our licenses and related assets (e.g., facilities, equipment, customers and contracts) contingent upon regulatory and other approvals and as such the closing date is uncertain. In connection with the Agreement, FleetTALK entered into a Management Agreement, under which it assumed operation of our assets beginning March 1, 2007.
     After the completion of the Asset Sale, we intend to maintain our corporate existence for some period of time. Although there are no specific plans, we expect that we may seek to find a private, operating company with which to combine. In the event that we can find and complete any such transaction, it is generally to be expected that our current owners, in the aggregate, would have a significantly reduced equity ownership of the surviving company, which could be in the range of five percent to ten percent. There can be no assurance that we can or will identify any business with which to combine, nor that any such transaction could be completed.
THE COMPANY
     Prior to entering the Agreement we provided high-powered trunked radio dispatch services in the United States. We served approximately 235 trunked dispatch customers domestically in our Major Metropolitan Areas utilizing just under 3,500 subscriber units (either radio or base stations) in four states. Our customers were principally businesses and government agencies located in our metropolitan areas
     On December 29, 2004, we executed an asset purchase agreement to sell the Illinois, Indiana and Florida regions. The sale, was effective January 1, 2005, and closed in April of 2005.
     Operators of dispatch services are regulated by the FCC as PMRS providers (i.e., private carriers) or as CMRS providers (i.e., common carriers). An operator, like Champion, provides service pursuant to a frequency-specific, site-specific FCC license. A repeater that is operated as a PMRS is subject to less stringent regulatory requirements than a CMRS provider, such as cellular and certain SMR or ESMR licensees. See “Current Business — Regulation.”

     We offered dispatch services primarily in the 470-512 MHz band, or T-Band. In the 470-512 MHz band, we operated repeaters utilizing our own FCC licenses. None of our repeaters were interconnected to the PSN. Thus our private carrier licenses are all in the PMRS category.
     In addition to dispatch services, we offered vehicle tracking solutions as an alternative to voice only which provided the subscriber with cost effective, real-time vehicle tracking and mobile data processing.
     We had previously determined through external and internal research that communication solution opportunities existed globally in developing nations, primarily in Southeast Asia. A WLL test system was operational and given preliminary approval by the Vietnamese government during 2001. Final testing and approval of this WLL system was achieved in 2002 and our first contract and installation was completed in December 2003. The difficult terrain, unpredictable weather conditions, lack of basic infrastructure in the remote areas and deficiency of qualified technical labor delayed the contract, but the field test was completed in March of 2006 and the contract completed. Although the installation was a success, the opportunity to bid on future WLL projects did not present itself.
     With respect to our international operations, we also determined that digital dispatch communication opportunities exist throughout Southeast Asia. We conducted preliminary discussions with several investment banking firms about raising funds for the installation and operation of digital dispatch systems in Southeast Asia, however, our inability to obtain adequate financing to expand Southeast Asian operations resulted in the need to cease our international business operations.
     We were formed as a Delaware corporation in 1994. Our principal place of business is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380. Our telephone number is (281) 362-0144.
THE DISPATCH INDUSTRY
OVERVIEW
     Most businesses or service organizations with mobile work forces require the ability to communicate with employees in order to conduct their operations efficiently. With today’s environment, businesses also require up to date vehicle tracking and data messaging for their fleets of vehicles serving increasingly mobile work forces. These businesses rely on radio communications as a tool to control resources, personnel, material and equipment in a cost-effective manner. Dispatch services, combined with vehicle tracking, improve the efficiency and response time of such businesses and organizations.
     The dispatch industry is a distinct segment of the wireless communications industry, which also includes wireless telephone (cellular, PCS and satellite), paging and data transmission services. Wireless telephone services are designed for personal communications by providing two-way communication among individuals. In contrast, dispatch services provide for the immediate transmission of information, whether voice messages or data, to groups of mobile or portable radio users, frequently referred to as “one to many”. Companies use dispatch services to communicate among others and to provide task assignment and coordination. Dispatch services are designed to provide bi-directional group communications and to allow the user to address entire groups, sub-groups or individuals with simple and rapid push-to-talk call set-up procedures. Dispatch conversations are typically short and allow for all participants to communicate with each other simultaneously. Historically dispatch services have been less expensive than other CMRS wireless communications services, such as 800 MHz and 900 MHz SMR, cellular and PCS, because the service is offered at a set fee per billing period with no additional airtime charges or limitations to the maximum number of minutes utilized in each billing period. The industry is changing, and these other services are now offering dispatch packaged with other products, which has created competition for us.
     Each segment of the wireless communications industry relies on a different technology and serves distinct customer needs. We believe that existing wireless services address distinct markets and generally do not compete economically against each other, even though the wireless services now offer a modified “push to talk” option and domestically the marketplace is becoming saturated with communication solutions. We believe the wireless communications industry will continue to grow with the emergence of new technologies and applications, and this competition from the wireless communications industry may have had a significant adverse effect on our future revenue and operating results.
CURRENT BUSINESS
GENERAL
     We provided high-powered repeater dispatch services in North America in Major Metropolitan Areas in four states. We had approximately 235 customers utilizing approximately 3,500 two-way radio units in the trunked format. We provided our customers with dispatch communication services as well as options for vehicle tracking. We were licensed by the FCC to operate Trunked Systems serving customers that do not have their own licenses.
     We operated our dispatch repeaters primarily in the 450-512 MHz frequency band. We were not active in the 220 MHz, 800 MHz, and 900 MHz bands, cellular or PCS segments of the wireless communications industry.
     450-512 MHz Repeater Operations. We conducted the majority of our operations in the 450-512 MHz frequency band. We pursued widespread utilization of trunking technology for our systems in this band. A trunked 450-512 MHz band repeater was preferred to a conventional repeater because Trunked Systems make more channels available to handle calls and thus provide greater capacity than Conventional Systems. The trunked repeater format also provides the customer with more and faster calls than a Conventional System. These factors, in turn, allow a greater number of users on a Trunked System to make more calls than a Conventional System, which allows more customers per channel for us. The trunked 450-512 MHz band repeaters function similarly to 800 MHz band trunked SMR systems. Although our systems are not interconnected to the PSN, if they were, they would be comparable to cellular telephone technology.
     We converted the original 450-512 MHz band focus to the LTR trunking format in the 470-512 MHz band. The planned conversion to trunked operations involved obtaining exclusive use of a frequency by being assigned individual user licenses, claiming licenses for unused channels, and receiving all necessary FCC approvals.
     The 470-512 MHz portion of the 450-512 MHz band is available in the top 13 U.S. Major Metropolitan Areas and is known commonly as the “T-Band”. Operation on the T-Band is particularly advantageous as it contains the only frequencies in the 450-512 MHz band on which exclusive business radio service channels are available. During 2006 we operated approximately 332 exclusive T-Band repeaters in the Major Metropolitan Areas and held approximately an additional 118 non-exclusive FCC licenses in the T-Band. We dedicated considerable effort to removing dormant or otherwise unnecessary co-channel licenses, generally through purchases or trades (with FCC consent) to obtain exclusivity on these channels.
     800 MHz Repeater Operations. As with the 450-512 MHz band CRs that were acquired from Motorola, the 800 MHz band CR licenses were held by the users. Through license filings and assignments, we were successful in being assigned (with FCC consent) a number of licenses for our own benefit in this band. By 2002, with FCC consent, we had sold the majority of our 800 MHz systems. We owned three exclusive 800 MHz licenses at December 31, 2006.
     International. We operated three offshore subsidiaries to capitalize on potential opportunities to sell communication equipment outside North America. We were licensed to manufacture and assemble communication equipment for local and export sales in Vietnam, however, we cancelled our Vietnam license at the end of 2006 and dissolved the offices in Vietnam in the first quarter of 2007. We acquired the SkyLinkTM product line to enhance our sale of WLL outside the United States. Although the focus of marketing of the WLL was in Vietnam, the product is capable of global marketing; however we have failed to find significant interest.

BUSINESS STRATEGY
     As noted above, we have entered into an Asset Purchase Agreement with FleetTALK to sell substantially all of our assets for $2,050,000. At this time Fleet TALK is operating our assets pursuant to a Management Agreement executed by the parties in connection with the Asset Purchase Agreement.
COMPETITION
     We faced intense competition from the following types of operations:
     Other 470-512 MHz Band CR Operators. We competed with many other 470-512 MHz band CR operators. With FCC approval, we operated our Metropolitan Market Area 470-512 MHz band CRs in the trunked multi-channel format. We expanded the menu of services by adding vehicle tracking and data services to voice services in a continued effort to distinguish ourselves from other 470-512 MHz band trunked operators. To successfully establish a viable trunking infrastructure, an operator must possess site and market exclusive frequencies. This can best be accomplished through the deployment of T-Band frequencies. However, there was no assurance that these additional services attracted new customers or eliminated churn to the competition. Since the FCC permitted the trunking of the UHF channels in 1996, considerable competition has evolved in the UHF trunking market.
     In each of our markets, we were the single largest holder of T-Band frequencies. In the past this acted as a deterrent to other operators in our markets, but that ceased to be a deterrent and we experienced increased competition in these markets.
     Cellular Telephone Systems. We competed, and believe that we would have continued to compete, with cellular telephone systems to a great extent. We charged a flat monthly rate for our services. By contrast, cellular charges are comprised of a flat monthly charge for a block number of minutes of use plus a fee for minutes used over the base. Additionally, cellular service providers typically charge for a call whether the user placed or received the call. Because many wireless calls are mobile-to-mobile, cellular calls from one user to another user result in two airtime charges, one charge for the caller and one charge for the receiver. Large fleet operators may find cellular costs prohibitive, although extremely small fleets may be in a position to justify the cost of cellular service. We believe that cellular telephones are not an economical solution for medium to large dispatch users, and that CRs offer a cost-effective alternative for high volume users of one to many dispatch services. However, cellular now offers features for one to many communication. Dispatch provides communications capabilities to entire worker groups or individual worker groups, and it also provides such capabilities on a one-to-one basis among members of a user group. It is unlikely that this price advantage will change because the FCC no longer is considering imposing a “calling party pays” requirement on cellular carriers.
     800 MHz Band SMR Operators. The 800 MHz band SMR operators that retain analog technology probably will continue to concentrate on dispatch services. Nextel, the largest SMR operator in the United States, continues the process of converting its analog technology to digital, and are offering push to talk dispatch services. With technology developments, both will compete with us by offering dispatch service as an add on feature to their principal products. We believe that many of the 800 MHz band SMR analog providers have been acquired by large digital operators interested in obtaining their rights to additional spectrum so that loading capacity could be optimized.
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
     Wireless systems are generally more cost-effective when population density drops and distance increases. Wireless systems are most commonly cellular systems. A cellular system re-uses radio frequencies in areas, called “cells”. Cellular systems use a complex computer system to maintain communication as a mobile unit crosses different cells, switching communication from base station to base station in a short period of time. The high costs involved in building cellular systems, including the need to build an extensive network of base stations (cells) and sophisticated switching and billing systems, forces companies to concentrate on urban areas and along main roads. Competition in cellular systems and the cost of updating technologies also play a major role in forcing companies to look at the bottom line and limit service to urban areas.
     Our Wireless Local Loop product is designed for low-density population areas. This product provides wireless communication for sparsely populated areas often with difficult terrains. The main advantage of SkyLink™ is that its central station (hub) has larger coverage than regular cellular or high-density wireless local loop technologies. SkyLink’s™ central station covers a radius of 50 to 65 kilometers, depending on the terrain conditions (approximately 8-10 cellular base stations would be required to cover the same area). SkyLink™ features a large coverage area, low infrastructure and maintenance costs, in addition to the advantages of wireless technology (quick deployment, etc). We believe that SkyLink™ is one of the best alternatives to provide rural basic telephony networks (5 to 500 subscribers) and at this time we do not experience significant competition for this product directed to low-density populations.
REGULATION
     The FCC regulates the construction, operation and acquisition of wireless communications systems, such as those operated by us, under the Communications Act of 1934, as amended (the “Communications Act”), and pursuant to the FCC’s rules and policies adopted thereunder (“FCC Rules”) (collectively, the Communications Act and the FCC Rules shall be referred to herein as the “FCC Laws”). The FCC Laws governing wireless communications are highly technical and subject to change.
     We continually monitored our operations and believe that we were and are in material compliance with the licensing, loading, technical and operating requirements set forth in the FCC Laws. We have not received any notification of violations or material deficiencies from the FCC. However, if the FCC determines that the operations are not in compliance with applicable FCC Laws, it could impose conditions on its licenses or revoke its license grants, and any such action could have a material adverse effect on our operations. Further, we believe that all FCC licenses required to conduct our business as presently conducted will be renewed in their normal course.
     Under the FCC Laws, dispatch operators, such as ourselves, generally are regulated as PMRS providers (i.e., private carriers) rather than as CMRS providers (i.e., common carriers). A PMRS provider is subject to less stringent regulations, both by the FCC and individual states, than a CMRS provider. In contrast, cellular telephone, most paging services and those SMR operators providing PSN telephone interconnection capabilities are, or will be, regulated as CMRS providers. Certain revisions to the FCC Laws could result in changing how we are regulated and could affect the continued compliance with applicable requirements. These changes could have a material adverse effect on our business and profitability. See “Regulatory Developments.”
     Regulatory Developments. The FCC is considering or is in the process of implementing regulatory changes that may affect our business. These changes involve PMRS licensing and frequency coordination, including ongoing implementation of the Telecommunications Act of 1996, allocation of new spectrum for the services we provide or for competitive services, deployment of broadband wireless technology, implementation of “secondary market” spectrum transaction mechanisms to optimize usage and deployment of new, innovative technologies, and adoption of consumer obligations and public safety requirements. However, it is uncertain at this time what impact, if any, these changes could have on our operations.
OPERATIONS
     Prior to the assumption of our operations by FleetTALK pursuant to the Management Agreement, we performed billing, maintenance of subscriber records and FCC licensing activities at our headquarters in The Woodlands, Texas. We also provided business managerial functions for our offshore companies.
     Our domestic operations were divided into four business regions as follows: Houston, Dallas/Ft. Worth, Northern California, and Washington D.C./Baltimore with centralized operations at our corporate headquarters. We established and maintained relationships with independent dealers to load our systems.
     Internationally, we identified that communication solution opportunities existed in Vietnam and elsewhere in South and Southeast Asia. We pursued these opportunities based on preliminary studies that indicated we might have an opportunity to install Wireless Local Loop products throughout Vietnam. A test system was operational and given preliminary approval by the Vietnamese government in 2001 and the contract for such product was completed on in 2006 after considerable delays. Although the WLL product was successful, the difficulties encountered caused us to cease the pursuit for sales
     We formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly-owned subsidiaries to conduct the international operations, along with the newly licensed Champion Wireless Solutions (Vietnam), Limited, a Vietnam company formed for the assembly of the Wireless Local Loop product. We have implemented the liquidation of Champion Wireless International B.V., Champion Vietnam Wireless B.V. and Champion Wireless Solutions (Vietnam) Limited and anticipate this action will be completed by the end of the first quarter 2007.
EMPLOYEES
     As of March 24, 2007, we employed two people on a full-time basis in the United States. None of our employees belong to a union.
RISK FACTORS
     This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as

amended (the “Exchange Act”). All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties. We caution the reader that actual results could differ materially from those we anticipate, depending on the outcome of certain factors, including those factors discussed in this section. Specifically, on February 13, 2007 we entered into an agreement to sell substantially all of our assets to FleetTALK Partners Ltd., subject to all regulatory and other approvals with FleetTALK assuming operations under a Management Agreement effective March 1, 2007. If the proposed sale to FleetTALK should not take place, our business could experience a shortage of cash flow to cover ongoing operational expense commitments and there is no assurance in our ability to continue operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date herein. We undertake no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein, including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.
If our proposed acquisition by FleetTALK is not completed, our business could be materially and adversely affected and our stock price could decline.
     On February 13, 2007, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with FleetTALK Partners Ltd. (“FleetTALK”). Completion of the acquisition (the “Asset Sale”) requires the approval of the FCC, the approval of the S.E.C. with respect to a Schedule 14C Information Statement, and satisfaction of other customary closing conditions. The Asset Sale is expected to close in the second quarter of 2007, but the acquisition may not be completed in the expected time period or at all. If the Asset Purchase Agreement is terminated, the market price of our common stock will likely decline, because we believe that our market price reflects an assumption that the proposed acquisition will be completed. In addition, our stock price may be adversely affected as a result of the fact that we have incurred, and will continue to incur, significant expenses related to the proposed acquisition that will not be recovered if it is not completed. As a consequence of the failure of the acquisition to be completed, as well as if some or all of these potential effects of the termination of the Asset Purchase Agreement, our business could be materially and adversely affected.
We have a lack of accumulated earnings, and we may not become profitable in the future.
     A significant portion of our income has been derived from the sale of non-core spectrum, generating $16.5 million in revenues since 1997 and the sale of the Illinois, Indiana and Florida regions for $1.4 million in 2005. At December 31, 2006, we had an accumulated earnings deficit of approximately $3,480,000. For us to become profitable, it will be necessary to achieve profitability in the operation of our dispatch services and generate additional sales of the SkyLink™ Wireless Local Loop systems. In the event our proposed Asset Sale is not completed, there can be no assurance that we will be profitable in the future, or that an investor in the Common Stock will not sustain a loss in the investment.
Our market is characterized by rapid technological advances, and we cannot assure you that we will be able to develop services or products to meet these technological advances.
     The market for our services has been characterized by rapid technological advances, changes in customer requirements and new service introductions and enhancements. Our growth and future financial performance depended on our ability to expand outside the United States, develop new services that meet technological advances and provide services at competitive prices. There were and can be no assurance that we will be successful in these endeavors. Our inability to respond in a timely manner to technological advances could have a material adverse effect on our business and our ability to remain competitive.
We face intense competition from a variety of competitors, many with significantly greater resources.
     We experienced significant competition from other dispatch operators in the 450-512 MHz, 800 MHz and 900 MHz bands, as well as from providers of cellular phone services. We also faced additional competition from other wireless communications providers, such as PCS operators, 220 MHz operators and paging operators in the 450-512 MHz and 900 MHz bands. Many of these providers have significantly greater resources than we do. There can be no assurance that we would have been able to compete successfully in the dispatch services industry in the future.
     Furthermore, the availability of new technologies to ESMR network operators allows some dispatch operators to offer enhanced dispatch services, including PSN interconnect and features such as seamless wide area coverage and data transmission. There can be no assurance that their ability to lower prices due to improved technologies would not have a materially adverse effect on our business or ability to remain competitive in these markets.
Departures of our key personnel may impair our operations.
     We believed our success depended, in large part, upon the continued services of key management personnel, including Albert F. Richmond, our Chief Executive Officer. We own a key-employee life insurance policy in the amount of $1 million on Mr. Richmond. We have an employment agreement with Mr. Richmond. The loss of his services could have a material adverse effect on us.
Our officers and directors have significant control over us.
     As of December 31, 2006, our executive officers and directors owned approximately 52% of the issued and outstanding shares of the Common Stock. As a result of such ownership, such officers and directors have the power effectively to control us, including the election of directors, the determination of matters requiring stockholder approval and other matters relating to corporate governance.
We do not anticipate paying any dividends, but could make a distribution to stockholders if we close the Asset Sale with FleetTALK.
     We have never declared or paid any dividends on the Common Stock and do not anticipate paying any dividends in the foreseeable future. If we successfully close the Asset Sale, we intend to distribute a substantial portion of the cash received, but also to retain a sufficient amount of cash to maintain our corporate existence for some period of time. Although there are no specific plans, we expect that we may seek to find a private, operating company with which to combine. In the event that we can find and complete any such transaction, it is generally to be expected that our current owners, in the aggregate, would have a significantly reduced equity ownership of the surviving company, which could be in the range of five percent to ten percent. However, there can be no assurance that we could identify any business with which to combine, nor that any such transaction could be completed.
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
     We lease antenna and repeater space on approximately 43 tower sites. Other than our lease on the Wells Fargo Building in Houston, Texas, no one lease is material to our business. As part of the Management Agreement, FleetTALK took physical control of the tower site leases and, as part of the Asset Purchase Agreement will assume and obtain assignment of our obligations under the leases. The leases are generally for terms of one to five years and month-to-month thereafter except as follows:

Location	Lease Expiration
Various in TX, CA, MD	August 2007
Willis, TX	July 2007
Dallas, TX	April 2007
San Francisco, CA	February 2007
McKinney, TX	December 2007
Houston, TX	May 2009
Washington, DC	July 2009
Baltimore, MD	March 2010
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We did not have any matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006. However, in connection with our proposed acquisition by FleetTALK (the “Asset Sale”), on February 12, 2007, the Company received a written consent in lieu of a special stockholders meeting from holders of 2,949,160 shares of our Common Stock, which represents approximately 66% of the total votes entitled to be cast, approving the Asset Purchase Agreement with FleetTALK and the proposed Asset Sale. No proxy solicitation materials were filed in connection with the written consent, but we are in the process of preparing a Schedule 14C Information Statement in connection with the proposed Asset Sale.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our Common Stock is currently traded on the TSX Venture Exchange under the symbol CHP and quoted on the U.S. OTC Bulletin Board under the symbol CCMS. During the years ended December 31, 2005, and December 31, 2006, the high and low bid prices were as follows:

	U. S. OTC Bulletin Board		TSX Venture Exchange
	(All amounts are in U.S. $)		(All amounts are in CDN $)
Date	High	Low	High	Low
March 31, 2005	$0.20	$0.20	$0.15	$0.15

June 30, 2005	$0.33	$0.33	$0.15	$0.15

September 30, 2005	$0.25	$0.25	$0.15	$0.15

December 31, 2005	$0.24	$0.24	$0.15	$0.15

March 31, 2006	$0.27	$0.27	$0.07	$0.07

June 30, 2006	$0.38	$0.38	$0.05	$0.05

September 30, 2006	$0.28	$0.28	$0.09	$0.09

December 31, 2006	$0.23	$0.17	$0.13	$0.13
     The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.
     As of March 24, 2007, our Common Stock was held by 234 stockholders of record.
     We have not declared or paid any dividends. A cash liquidation payment is anticipated when the sale of assets to FleetTALK is successfully closed, but we intend to retain a sufficient amount of cash to maintain our corporate existence for some period of time. If the sale is not completed we anticipate that no cash distribution will be made and that the payment of any dividends in the future will depend on our earnings, capital requirements, operating and financial position and general business conditions and as such no dividends will be paid on the Common Stock in the foreseeable future.
     The following transactions were exempt from registration under the Securities Act pursuant to Section 4(2), as not involving any public offering. At an appropriate time, we expect to file a registration statement on Form S-8 to register the transactions relating to the grant and exercise of these options. The following options were granted as additional compensation for employee and non-employee director services:

	No. of Options	Exercise
Date of Grant	Granted	Price
April 22, 2005	20,000	$0.18

July 25, 2005	20,000	$0.38

Information as of December 31, 2006 regarding equity compensation plans approved and not approved by shareholders is summarized in the following table:

(C)
Number of Shares
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)
Equity compensation plans approved by shareholders	425,500	$0.58	None

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	425,500	$0.58	None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-KSB. The discussion in this section of this Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. If the sale of assets is not consummated, we will need to raise capital or negotiate a new sale of the assets in order to generate cash flow required to continue operations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in “Risk Factors” and those discussed elsewhere in this Report on Form 10-KSB.
INTRODUCTORY STATEMENT — PROPOSED ASSET SALE
     Since our inception, we transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. Observing the emerging competition and in an effort to increase our worth we identified opportunities to provide Wireless Local Loop products and digital dispatch systems outside North America. We acquired the SkyLink™ firmware that allows us to assemble and market the low density WLL products. Consequently, we discovered opportunities to provide digital dispatch systems, principally in Southeast Asia, which will require an infusion of capital. For this reason on March 15, 2004 we announced our intent to sell the North American operations and utilize the proceeds to focus on the international digital dispatch systems. On December 29, 2004, we executed an asset purchase agreement to sell the Illinois, Indiana and Florida areas and with FCC consent the sale was completed in April 2005. We were unsuccessful in raising the capital required for international expansion which led to the decision to abandon those efforts. On February 13, 2007 we executed an asset purchase agreement to sell the North America operations to FleetTALK Partners, Ltd., subject to FCC approval and other customary closing conditions. Under a management agreement responsibility for the operations was transferred to FleetTALK on March 1, 2007. For a discussion of the transaction, see Item 1 above.
RESULTS OF OPERATIONS
     Our primary business was two-way radio dispatch communications and due to the relationship between our primary business and spectrum, in past years we were successful, periodically, in obtaining and marketing spectrum frequencies at significant gross margins. These successes generated significant fluctuations in our revenues and gross margins from year to year of a positive nature. As a result of changes in the industry, the market for spectrum has dissipated. We sold the Illinois, Indiana and Florida operational areas in 2005 and entered into an asset purchase agreement on February 13, 2007 to sell the remaining North America operational areas subject to FCC and other required consents. During the interim time period prior to receiving all requisite approvals, the purchaser is operating the systems under a management agreement which was effective March 1, 2007.
     As competition from traditionally PCS carriers increased due to emerging technologies we lost considerable momentum with the customer base on our communication systems beginning in 2002. We showcased Talk ‘N Track™, a complete vehicle management system with audio capabilities, in an effort to retain and regain market share, however, the program did not enjoy the positive response that was projected. As a result we abandoned those efforts by the third quarter of 2004. The business model for traditional dispatch communications has altered due to consolidation of dealer organizations and competition from those same dealers, and it became increasingly difficult to gain customers in a profitable manner.
     These events are reflected in the results of operations reported in this year’s report for the current and previous years.
     Our research in Southeast Asia revealed voids in the inventory of dispatch communication options. As a result, we attempted to acquire an existing digital dispatch operator in the region with the intention of developing a dispatch communication network throughout Malaysia, Vietnam, Thailand and Indonesia. Although promising, this expansion required extensive capital resources. We pursued various means of raising investment capital for the proposed projects, but were unable to negotiate economic returns that would justify the continued pursuit of this business venture.
     We also installed the Champion SkyLink™ WLL in Vietnam. Some technical problems existed, which were minor, but difficult to diagnose due to the remote location of the system from the manufacturers’ of the component parts. Due to conditions beyond our control and by mutual agreement in the first quarter of 2006, the two final phases of the contract were deleted and the contract completed. Although SkyLink™ WLL proved its ability, this communication solution was hindered by terrain, and a lack of local resources.
December 31, 2006 Compared to December 31, 2005
     Total revenues for 2006 were $1,186,000, a decrease of $213,000 from 2005. There was a $240,000 reduction in dispatch revenues, and an increase in equipment sales of $25,000 from 2005 to 2006. Technology advances and increased competition offered by wireless companies continues to create churn in the customer base. We had a dispatch base in four Major Metropolitan Areas, without the expansion opportunities to offer coverage in wider areas. Our major competitors, who operate in different frequency bands, are able to offer nationwide coverage. Effective January 1, 2005, we sold our operations in the Illinois, Indiana and Florida areas and on February 13, 2007 we contracted to sell our remaining operations. Although we had decided to retain and operate our systems, the cost of doing so had exceeded our ability to maintain the operations. Our value remained in the worth of the assets. The opportunity to capitalize on that value was presented and we contracted for the sale subject to all necessary approvals.
     Management recognized the need to diversify our business to better withstand business fluctuations and foster growth. Because we believed that North America was saturated with communication providers, through offshore subsidiaries, we planned to acquire a digital dispatch operation in Southeast Asia with the intention of expanding and providing dispatch communication services throughout the region. To accomplish this, outside investment capital was required. We were unable to raise the necessary funds that would provide us with an acceptable economic return. Although we expected to continue the bidding and marketing of our SkyLink™ LD-WLL systems, the sale of substantially all of our assets indicates it would be more appropriate to liquidate the funds to the shareholders.
     In the past, we were successful buying and selling spectrum. While these transactions were sporadic, they were also profitable. This provided the potential to maximize our company value for the shareholders, but in consideration of the unknown time frame and the extensive competition for customers we concluded it in our best interest to accept an offer to sell our systems prior to losing value due to the negative cash flow of the operations.

     Costs of sales decreased from $891,000 in 2005 to $877,000 in 2006. Cost of equipment sales decreased $28,000 due to decreased sales, with the cost of the WLL contract having been expensed in a prior year, and dispatch costs and expenses increased $14,000.
     Amortization and depreciation expense decreased $60,000 from 2005 to 2006. This decrease reflects equipment and license costs which have been fully amortized and depreciated.
     General and administrative expenses decreased $396,000 or 30% from 2005 to 2006. We recognized these savings as a result of the downsizing of international operations anticipating that these activities would be directed from the corporate office and the closure of the offices in Vietnam.
     We recognized a net loss on the disposal of communication equipment assets of $5,000 in 2006 compared with none in 2005. Both years reflected sales and write offs of obsolete equipment with those in 2005 having no book value.
     Interest income for 2006 was $9,000 as compared with $23,000 for 2005, decreasing due to use of invested cash in current operations. Interest expense for the year ended December 31, 2006 was none compared to $1,000 for 2005.
     In April 2005 we closed the contracted sale of our Illinois, Indiana and Florida operations for a total sales price of $1,450,000 and a net gain on the sale of $1,144,000
     Our net loss for 2006 is $760,000 compared to a net income of $125,000 for 2005.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2006, we had cash and cash equivalents of $101,000 compared with $709,000 at December 31, 2005. The decrease in cash is a result of funds expended on current operations expenditures. We entered into an Asset Purchase Agreement to sell substantially all of the operational assets on February 13, 2007 for $2,050,000. In the event the sale is not completed our business could be materially and adversely affected requiring the need to raise capital or dispose of some of the assets to another party. For a discussion of the transaction, see Item 1 above.
     Our working capital was $37,000 at December 31, 2006 as compared with $591,000 at December 31, 2005.
     Net cash used in operating activities was $565,000 for 2006 compared with $834,000 in 2005.
     Net cash used in investing activities was $10,000 for 2006 as compared with net cash provided of $1,218,000 in 2005.
     Net cash used in financing activities was $33,000 in 2006 compared to $58,000 in 2005. The primary financing activity was the repurchase of our common stock issued to the 401 (k) retirement for terminated employees.
     As reported in 2005, in the event our North American assets sale does not close, we will require additional funding as our operating revenues will be insufficient to cover all of our operating expenses.
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
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
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

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
     The following table sets forth certain information with respect to each director and each executive officer of the Company:

Name	Age	Position
Albert F. Richmond (1)(2) Houston, Texas	65	Chairman of the Board, Chief Executive Officer and President
Pamela R. Cooper Spring, Texas	54	Chief Financial Officer, Treasurer, Secretary and Controller
Peter F. Dicks (1)(2)(3) London, England	64	Director
James H. Grossman (1)(2)(3) San Francisco, California	67	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Resigned their positions effective February 22, 2006
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

Audit Committee Financial Expert
     Our Board of Directors has determined that the Audit Committee does not have any “audit committee financial expert,” as defined by applicable law. The cost to retain an audit committee financial expert at this time is viewed as cost prohibitive. However, the Board of Directors believes that each Audit Committee member has sufficient knowledge in financial auditing matters to serve on the Committee. The Committee has the authority to engage legal counsel or other experts or consultants, as it deems necessary to carry out its responsibilities. Two of the directors that served on the Audit Committee submitted their resignations effective February 22, 2006.
Compliance with Section 16(a) of the Exchange Act
     Based on a review of Forms 3, 4 and 5 furnished to the Company, all of the Company’s officers and directors and beneficial owners of ten percent of the Company’s Common Stock were in compliance with the reporting requirements of Section 16(a) during the fiscal year ended December 31, 2006.
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
ITEM 10. EXECUTIVE COMPENSATION
Compensation of Directors
     We paid our non-employee directors a $10,000 per year retainer, with an additional $2,000 per year for committee members. We also reimbursed our directors for expenses incurred in attending meetings.
Compensation of Executive Officers
     The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by our Chief Executive Officer and our other most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended December 31, 2006:
SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified
Name and					Stock	Option	Incentive Plan	Deferred	All Other
Principal					Awards	Awards	Compensation	Compensation	Compensation
Position	Year	Salary ($)		Bonus ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Albert F. Richmond	2006	$36,000	(1)	—	—	—	—	$23,735	—	$59,735
Chief Executive Officer	2005	$19,491		—	—	—	—	$4,521	—	$24,012

Pamela R. Cooper	2006	$108,325		—	—	—	—	—	—	$108,325
Chief Financial Officer	2005	$100,225		$5,000	—	—	—	$12,528	—	$117,753

(1)	Does not include $217,500 paid as commission in 2005 to Richmond Holdings, Inc., earned as a result of the sale of Illinois, Indiana and Florida. Mr. Richmond entered into a Deferred Compensation Agreement with the Company effective October 4, 2006 allowing him to receive 50% of his annual salary in the form of stock. Under this agreement he was granted deferred stock compensation equivalent to $12,500 for 2006 and $11,235 for 2005.
Employment and Other Agreements
     In 2004, we entered into a success-based commission agreement with Richmond Holdings, Inc., a subchapter S corporation owned 100% by our CEO, Mr. Albert F. Richmond. Pursuant to this agreement Mr. Richmond serves as our Chief Executive Officer. The agreement provided that Mr. Richmond would receive annual salary of $24,000 in addition to a 15% commission on any asset sales negotiated and closed. We amended the agreement in July 2006 to provide an annual salary of $50,000 and reduced the commission to 10% of the gross sales price of any asset sale.
     On October 4, 2006 we entered into a Deferred Compensation Agreement with Mr. Richmond providing that 50% of his annual salary would be paid in the form of stock contributed to his deferred compensation plan and 50% would be in cash salary going forward. The agreement specified that Mr. Richmond would be paid $11,235 in deferred stock for 2005 and $12,500 for 2006 resulting in a total deferred stock liability in Mr. Richmond’s plan of $23,735 at December 31, 2006.
Equity Awards
The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2006.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:			Number	Market	Number of	Payout Value
			Number of			of Shares	Value of	Unearned	of Unearned
	Number of	Number of	Securities			or Units	Shares or	Shares, Units	Shares, Units
	Securities	Securities	Underlying			of Stock	Units of	or Other	or Other
	Underlying	Underlying	Unexercised	Option	Option	That	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
	Options (#)	Options (#)	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
Name	Exercisable	Unexercisable
Walbert F. Richmond	—	—	—	—	—	—	—	—	—
Pamela R. Cooper	10,000	—	—	1.00	11/14/2008	—	—	—	—
Pamela R. Cooper	50,000	—	—	0.875	4/15/2009	—	—	—	—
Pamela R. Cooper	100,000	—	—	0.57	4/03/2013	—	—	—	—
Director Compensation
The following table provides certain summary information concerning the compensation paid to our non-executive directors. All compensation paid to our directors who are also executive officers is set forth in the table under “Executive Compensation.”

DIRECTOR COMPENSATION

	Fees
	Earned or
	Paid	Stock	Option	Non-Equity	Nonqualified	All Other
Name	in Cash ($)	Awards ($)	Awards ($)	Incentive Plan	Deferred	Compensation ($)	Total ($)
Peter F. Dicks	— (1)	—	—	—	—	—	—
James H. Grossman	— (1)	—	—	—	—	—	—

(1)	Mr. Dicks and Mr. Grossman resigned from our Board of Directors, Audit and Compensation Committees effective as of February 22, 2006. Our Directors were paid no compensation for 2006, however; we extended the exercise date for options granted to the outside directors from 90 days to two years after termination of service.
Limitation of Liability and Indemnification of Executive Officers
As permitted by the Delaware General Corporation Law, our Certificate of Incorporation and Bylaws limit or eliminate the personal liability of our directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, directors exercise an informed business judgment based on all material information reasonably available to them. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:
any breach of the director’s duty of loyalty to us or our stockholders;

acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; or

any transaction from which the director derived an improper personal benefit.
The limitations of liability do not affect the availability of equitable remedies such as injunctive relief or rescission. If Delaware law is amended to authorize the further elimination or limiting of the liability of a director, then the liability of our directors will be eliminated or limited to the furthest extent permitted by Delaware law as so amended.
Our Certificate of Incorporation allows us to indemnify our officers, directors and other agents to the full extent permitted by Delaware law. Additionally, we purchase insurance on behalf of our executive officers and directors to cover any liabilities arising out of his or her actions in such capacity, regardless of whether Delaware law would permit indemnification, and to provide indemnification in circumstances in which indemnification is otherwise discretionary under Delaware law.
Our Bylaws specify circumstances in which indemnification for our directors and executive officers is mandatory and when we may be required to advance expenses before final disposition of any litigation. At present, there is no pending litigation.
Insofar as indemnification by us for liabilities arising under the Securities Act, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 25, 2007 by (i) each director and officer of the Company, (ii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

			Percent
			Beneficially
Name of Beneficial Owner (1)	Number of Shares		Owned
Albert F. Richmond	2,286,550	(2)	51.00%

Pamela R. Cooper	205,900	(3)	4.26%

All executive officers and directors as a group	2,492,450		52.56%

(1)	Except as otherwise noted, the address of each holder is 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380.

(2)	Includes 199,900 shares held in Richmond Holdings, Inc. of which Albert F. Richmond is the sole stockholder. Includes 7,500 shares held by Morgan Stanley D.W. Inc., as Custodian of IRA for Linda L. Richmond and 37,500 shares held by Morgan Stanley D. W. Inc., Ttee. FBO for Albert F. Richmond, IRA.

(3)	Includes 11,700 shares held by JP Morgan Securities, as Custodian of IRA and 172,000 shares that Ms. Cooper may acquire upon the exercise of currently exercisable stock options.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our 1996 incentive plan.

(C)
Number of Shares
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)
Equity compensation plans approved by shareholders	425,500	$0.58	None

Equity compensation plans not approved by shareholders	N/A	N/A	N/A
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     Effective July 1, 2004 and amended July 1, 2006 Mr. Albert F. Richmond, Chief Executive Officer, agreed to reduce his annual salary to $50,000, of which 50% was to be paid in the form of stock contributed to his deferred compensation plan, in lieu of a success based commission, to be paid as a percentage of the gross sales price of all system sales going forward. An agreement was executed between Richmond Holdings, Inc. (RHI), a subchapter S corporation, of which Mr. Albert F. Richmond is the sole shareholder, and us to memorialize the commission to be paid to Mr. Richmond.
Director Independence
     As of the date of this report, Albert F. Richmond, our President and CEO, is the only member of our Board of Directors and would not qualify as “independent.” In making that determination, we used the definitions of independence of Nasdaq, even though such definitions do not currently apply to us because we are not listed on Nasdaq. We do not have a compensation, nominating or audit committee.
ITEM 13. EXHIBITS

Incorporated by
Number	Description	Reference to
3.1	Certificate of Incorporation filed September 29, 1994.	Exhibit 3.1 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.2	Certificate of Amendment to Certificate of Incorporation filed January 26, 1996.	Exhibit 3.2 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.3	Certificate of Amendment to Certificate of Incorporation filed April 23, 1996.	Exhibit 3.3 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.4	By-laws dated September 29, 1994.	Exhibit 3.4 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.5	Amended and Restated By-laws, as adopted January 23, 2002.	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed February 6, 2002 (File No. 001-12565)

4.1	Specimen Common Stock share certificate.	Exhibit 4.1 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

4.2	Pages from Certificate of Incorporation and By-laws defining rights of stockholders - included in Exhibits 3.1, 3.2, 3.3 and 3.4.	Exhibit 4.2 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

10.1	Form of Indemnification Agreement between officers and director of the Company and the Company.	Exhibit 10.27 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

10.3	Lease Agreement dated January 1, 2000, between Woodlands office Equities 95 Limited and the Company.	Exhibit 10.30 to the 10-KSB filed March 30, 2000 (File No. 001-12565)

Incorporated by
Number	Description	Reference to
10.4*	Lease Amendment dated November 10, 2005 between Woodstead-Grogan Operating Associates, L.P. and the Company

10.5	Master Antenna Site Lease No. 130 dated February 1, 1999 between Pinnacle Towers, Inc. and the Company	Exhibit 10.50 to the 10-KSB filed March 31, 2003 (File No. 001-12565)

10.6**	Commission Agreement dated July 1, 2004, between Richmond Holdings, Inc. and the Company	Exhibit 10.6 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

10.7	Asset Purchase Agreement, dated December 30, 2004 between ESP Wireless Technology Group, Inc. and the Company	Exhibit 10.7 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

10.8	Asset Purchase Agreement, dated February 13, 2007, between FleetTALK Partners, Ltd. and the Company	Exhibit 10.1 to the 8-K filed February 20, 2007

10.9	Management Agreement, dated February 13, 2007 between FleetTALK Partners Ltd and the Company	Exhibit 10.2 to the 8-K filed February 20, 2007

10.10**	Deferred Compensation Agreement, dated October 4, 2006 between Albert F. Richmond and the Company	Exhibit 10.1 to the Form 10-QSB filed November 14, 2006

10.11*	Commission Agreement Amendment dated July 1, 2006 between Richmond Holdings, Inc. and the Company

21	Subsidiaries	Exhibit 21 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

24.1	Power of Attorney (included on signature page)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management contract or executive compensation plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Aggregate fees billed to the Company for the years ended December 31, 2006 and 2005 by GLO CPAs, LLP, the Company’s independent auditors, and by Malone & Bailey, PC, the Company’s previous independent auditors, were as follows:

	Fiscal year ended
	2006	2005
Audit Fees (1)	$47,000	$44,155
Audit-Related Fees (2)	3,785	—

Total Audit and Audit-Related Fees	$50,785	$44,155

(1)	Of the total for fiscal year 2005, $38,000 in audit fees were billed to us by GLO CPAs, LLP and $6,155 by Malone & Bailey, PC for its review of the condensed financial statements included in our Quarterly Reports on Form 10-QSB. Audit fees represent fees for professional services rendered in connection with the engagement to audit and report on the financial statements, review of quarterly and annual financial statements.

(2)	Audit-related fees for assurance and related services that are reasonably related to the performance or review of our financial statements and are not included above as “Audit Fees.”
     Consistent with the SEC’s rules, our Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. There are no exceptions to the policy of securing pre-approval of the Audit Committee for any service provided by our independent accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 15th day of April, 2007.

CHAMPION COMMUNICATION SERVICES, INC.
By:	/s/ Albert F. Richmond
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

Signature	Title	Date
/s/ Albert F. Richmond Albert F. Richmond	Chairman of the Board, Chief Executive Officer and President	April 15, 2007
/s/ Pamela R. Cooper Pamela R. Cooper	Chief Financial Officer, Treasurer, and Controller	April 15, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
Champion Communication Services, Inc.
The Woodlands, Texas
We have audited the accompanying consolidated balance sheet of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statement of operations, stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of Champion Communication Services, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements reflect a restatement of certain 2005 amounts related to the initial application of FASB Statement 123r, “Accounting for Stock-Based Compensation”, in the year ending December 31, 2006.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 14 the Company has negotiated a sale of its assets. However, that transaction has not been completed and the ability of the Company to continue as a going concern is subject to the completion of the transaction or additional capital being obtained by other means.
/s/ GLO CPAs, LLP
Houston, Texas
April 13, 2007

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$100,849	$708,616
Accounts receivable, net of allowance for doubtful accounts of $14,219 and $6,720, respectively (Note 2)	47,145	53,832
Prepaid expenses and other	33,667	54,066

Total Current Assets	181,661	816,514

Communications equipment and related assets, net of accumulated depreciation of $1,463,027 and $1,502,559, respectively	220,397	352,740
Other assets, net of amortization of $976,794 and $951,634 respectively	11,820	36,543
Other assets	23,356	27,828

	$437,234	$1,233,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$46,181	$39,716
Accrued expenses	115,326	200,639
Customer deposits	400	400

Total Current Liabilities	161,907	240,755

Deferred stock compensation	23,735	—

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none Issued and outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,483,802 shares issued and outstanding at December 31, 2006 and 4,375,119 shares issued and outstanding at December 31, 2005	44,838	43,751
Additional paid-in capital	3,686,922	3,668,850
Retained deficit	(3,480,168)	(2,719,731)

Total Stockholders’ Equity	251,592	992,870

	$437,234	$1,233,625

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005
		(Restated)
Revenues
Dispatch communications	$1,105,718	$1,345,458
Equipment sales and service	69,206	44,186
Spectrum sales and fees	11,405	10,000

Total Revenues	1,186,329	1,399,644

Operating expenses:
Cost of sales:
Dispatch communications	872,119	857,937
Equipment sales and service	4,586	32,812
Spectrum sales and fees	—	—

Total Cost of Sales	876,705	890,749

Gross Margin	309,624	508,895

Bad debt expense	(281)	19,200
Depreciation and amortization	162,562	223,033
General and administrative expenses	912,421	1,308,734
Net (gain) loss on disposal/sale of fixed and other assets	4,677	(403)

Operating income (loss)	(769,755)	(1,041,669)

Other income (expenses):
Interest income	9,453	23,212
Interest expense	(135)	(874)

Loss from continuing operations	(760,437)	(1,019,331)

Gain on sale of discontinued operations	—	1,144,529

Income (loss) before income taxes	(760,437)	125,198

Net income (loss)	$(760,437)	$125,198

Weighted average common shares outstanding	4,479,675	4,384,214

Diluted weighted average common shares outstanding	4,496,339	4,391,922

Basic earnings (loss) per share:
net income (loss)	$(0.17)	$0.03

net income/gain on discontinued operations	$—	$0.26

net loss from continuing operations	$(0.17)	$(0.23)

Diluted earnings (loss) per share:
net income (loss)	$(0.17)	$0.03

net income/gain on discontinued operations	$—	$0.26

net loss from continuing operations	$(0.17)	$(0.23)

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005

			Additional	Retained	Total
	Common stock	Common	paid-in	earnings	stockholders
	shares	stock	capital	(deficit)	equity
Balance at December 31, 2004	4,217,007	$42,170	$3,654,635	$(2,844,929)	$851,876

Purchase of common stock	(61,700)	(617)	(18,006)	—	(18,623)

Contribution of common stock to Company 401(k) Plan	370,411	3,704	70,378	—	74,082

Retirement of common stock to Company 401(k) Plan	(150,599)	(1,506)	(38,157)	—	(39,663)

Net income for 2005 (restated)	—	—	—	125,198	125,198

Balance at December 31, 2005 (restated)	4,375,119	43,751	3,668,850	(2,719,731)	992,870

Purchase of common stock	(106,722)	(1,067)	(31,471)	—	(32,538)

Contribution of common stock to Company 401(k) Plan	215,405	2,154	49,543	—	51,697

Net loss for 2006	—	—	—	(760,437)	(760,437)

Balance at December 31, 2006	4,483,802	$44,838	$3,686,922	$(3,480,168)	$251,592

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(760,437)	$125,198
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in restricted cash	—	—
Depreciation and amortization	162,562	223,033
(Gain) loss on disposal/sale of fixed and other assets	4,677	(1,144,932)
Bad debt expense	14,800	19,200
Deposits	—	2,848
Loss on impairment of intangibles	—	—
Change in assets and liabilities:
Accounts receivable	(8,113)	(24,746)
Note receivable	—	—
Refundable income taxes	—	—
Inventory	—	—
Prepaid expenses	20,400	8,390
Accounts payable	6,463	(35,594)
Accrued expenses	(9,881)	(3,479)
License sales and customer deposits	—	—
Other assets	4,035	(4,116)

Net cash used in operating activities	(565,494)	(834,198)

Cash flows from investing activities:
Purchases of fixed and other assets	(10,036)	(16,071)
Proceeds from sale of fixed and other assets	301	1,234,056

Net cash provided by (used in) investing activities	(9,735)	1,217,985

Cash flows from financing activities:
Repayment of notes payable	—	—
Purchase of treasury stock, net of issuances	(32,538)	(58,287)

Net cash used in financing activities	(32,538)	(58,287)

Increase (decrease) in cash and cash equivalents	(607,767)	325,500

Cash and cash equivalents at beginning of year	708,616	383,116

Cash and cash equivalents at end of year	$100,849	$708,616

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$135	$874

Non-cash transactions:
Issuance of common stock for accrued expenses	$51,697	$74,082

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(1) Summary of Significant Accounting Policies
     (a) Description of Business
     Champion Communication Services, Inc. is a provider of high-powered community repeater dispatch services operating within the 450 — 512 MHz and limited operations in the 800 MHz frequency band in the United States. Our customers consist primarily of business and government agencies located in both metropolitan and rural geographic regions. We provide customers with dispatch airtime and data transmission service.
     To pursue international business opportunities, we formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly owned subsidiaries. Authority for resident offices was obtained in Vietnam during 2001 and Champion Vietnam Wireless B.V. has established offices in both Hanoi and Ho Chi Minh City. On December 16, 2002, an investment license was granted for Champion Wireless Solutions (Vietnam), Limited to manufacture and assemble communication equipment for local and export sales offering the SkyLink™ product line of wireless local loop telephony.
     (b) Organization and Basis of Presentation
     Champion’s securities are registered with the Securities and Exchange Commission in the United States of America and listed on the TSX Venture Exchange.
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
     (g) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
     Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets as of December 31, 2006 and 2005 indicated there was no impairment.
     (h) Accrued Expenses
     Accrued expenses at December 31, 2006 consist primarily of our audit and tax preparation accrual totaling $40,000 and accrued tower rents totaling $13,000. The remaining balance includes normal course of business liabilities. At December 31, 2005, accrued expenses consisted primarily of accrued tower rents totaling $13,000 and the annual 401(k) match of $65,000.
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
     (j) Net Income (Loss) Per Common Share
     The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.
     (k) Use of Estimates
     Champion’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
     (l) Differences Between Generally Accepted Accounting Principles in the United States and Canada
     Champion prepares its financial statements in accordance with generally accepted accounting principles (GAAP) in the United States of America. There are no significant differences between the United States of America and Canadian GAAP affecting our financial statements.

     (l) Summary of Significant Accounting Policies, (continued)
     (m) New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation”. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R was effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.
     Champion does not expect adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.
     (n) Revenue Recognition
               Customers are invoiced and billed the fee for their monthly service at the first of each month and revenue is recorded for each user for one month.
(2) Accounts Receivable and Allowance for Doubtful Accounts
               Accounts receivable are customer obligations due under normal trade terms. Management monitors the credit performance of customers’ financial conditions. Although collateral is generally not required; prepayment may be required from selected customers in certain circumstances.
               Management reviews accounts receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Accounts receivable balances that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, we believe that the allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs might exceed the recorded allowance.
(3) Concentration of Credit Risk
               Champion maintains cash deposits predominantly in U.S. banks, which, from time to time, exceed the            amount of depositors insurance available. Management assesses the financial condition of these banks and believes that the possibility of any credit loss is minimal. Champion extends credit to its customers and considers there to be no concentration of credit risk.
(4) Communication Equipment, Related Assets, Intangible Assets and Assets Held for Sale
               Communication equipment and related assets at December 31, 2006 and 2005 are comprised of the following:

		December 31, 2006
	Asset		Accumulated	Net
	Life	Cost	Depreciation	Balance
Communication equipment and related assets:

Base station and related equipment	5 to 10 years	$1,411,930	$1,200,747	$211,183
Other furniture, data processing and communications equipment	2 to 5 years	271,495	262,281	9,214

		$1,683,425	$1,463,028	$220,397

(4) Communication Equipment, Related Assets, Intangible Assets and Assets Held for Sale (continued)

		December 31, 2005
	Asset		Accumulated	Net
	Life	Cost	Depreciation	Balance
Base station and related equipment	5 to 10 years	$1,517,349	$1,188,174	$329,175
Other furniture, data processing and communications equipment	2 to 5 years	337,950	314,385	23,565

		$1,855,299	$1,502,559	$352,740

		December 31, 2006
	Asset		Accumulated	Net
	Life	Cost	Amortization	Balance
Intangible assets:
Licenses and other intangible assets	5 to 10 years	$988,613	$976,794	$11,819

		December 31, 2005
	Asset		Accumulated	Net
	Life	Cost	Amortization	Balance
Licenses and other intangible assets	5 to 10 years	$988,177	$951,634	$36,543

               During the year ended December 31, 2006, office equipment and computers with a net book value of $0 were sold for $301 and we disposed of communication equipment with a net book value of $4,978 creating a net loss of $4,677. During the year ended December 31, 2005 communication equipment and other assets with a net book value of $59,018 were sold for $1,451,555 less other expenses of the sale. In addition, we disposed of communication equipment and other assets with a net book value of $714. These transactions resulted in a net gain of $1,144,932. Depreciation and amortization expense was $162,562 and $223,033 for the years ending December 31, 2006 and 2005, respectively.
               There were no assets held for sale as of December 31, 2006 and 2005, however in February of 2007 we accepted an offer from a third party to sell substantially all of our operations and related assets in the United States. At December 31, 2006 the assets we agreed to sell in 2007 had a net book value of $210,865. Depreciation and amortization expense for these assets was $147,943 for the year ended December 31, 2006. (See note 13 for details).
(5) Income Taxes
               The provision for income taxes (benefit) consisted of the following for the years ended December 31, 2006 and 2005:

	2006	2005
Federal Income Tax Benefit	$—	$—
State Income Tax Benefit	—	—

Net Income Tax Benefit	$—	$—

               Champion uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and

(5) Income Taxes (continued)
income tax reporting purposes. During fiscal 2006 Champion incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward was fully reserved. The net operating loss carry-forward of approximately $950,000 at December 31, 2004 was utilized to offset the taxable income in 2005 leaving a balance carry-forward that will expire in the year 2024.
               At December 31, 2006 and 2005, deferred tax assets consisted of the following:

	2006	2005
Deferred tax assets	$260,000	$260,000
Less: valuation allowance	260,000	260,000

Net deferred tax asset	$—	$—

(6) Stockholders’ Equity
               During the year ended December 31, 2006, Champion issued 215,405 shares at $0.24 per share in connection with our contribution to match employee’s 2005 participation in our 401(K) plan. During the year ended December 31, 2005, we issued 370,411 shares at $0.20 per share in connection with our contribution to match employee’s participation for 2004 in our 401(K) plan.
               During the year ended December 31, 2006, we acquired, to be retired, 106,722 shares of our common stock at prices averaging $0.30 per share. During the year ended December 31, 2005, we acquired 212,299 shares to be retired at an average price of $0.28 per share.
(7) Stock Options
               Champion adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified prospective application method effective January 1, 2006. Under this method, compensation cost is recognized for the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet exercised or vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January a, 2006 (based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R). Champion uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.
               Reconciliation of Previously Reported Amounts:

2005
Net income, as reported	$140,291
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,093)

Restated net income	$125,198

Net income per share, basic and diluted	$0.03
As reported
Restated	$0.03

(7) Stock Options (continued)
               The weighted average fair value of the stock options granted during fiscal 2006 and 2005 was $0.23. Variables used in the Black-Scholes option-pricing model include (1) 4.35% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 77%, and (4) zero expected dividends.
               In 1996, Champion adopted the “1996 Incentive Plan” (the Plan) to provide incentive options, non-statutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorizes grants of options to purchase up to 500,000 shares of common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. The Plan had a ten year duration beginning November 1, 1996 and as such no awards remained available for grant under the Plan after October 31, 2006. All stock options issued under the Plan have 10-year terms. Options granted to employees prior to August 1, 2000, vest and become fully exercisable after a range of two to six years from the date of grant. For options granted to employees after August 1, 2000, twenty-five percent (25%) vest and become exercisable immediately and twenty-five percent (25%) vest and become exercisable in each of the three following years, allowing for some exceptions of accelerated vesting at the discretion of the Board of Directors. Options granted to non-employee directors vest and become exercisable immediately upon issuance. At December 31, 2006 and 2005, there were 425,500 and 447,000 options granted, respectively, under the Plan.
               During 2006, Champion granted no options to purchase shares of common stock to its employees or directors and retired 21,500 options.
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
               The following table summarizes the information about the stock options as of December 31, 2006:

			Weighted
			Average
	Number	Weighted	Remaining	Number	Weighted
Range of	Outstanding	Average	Contracted	Exercisable	Average
Exercise	at	Exercise	Life	at	Exercise
Price	12/31/06	Price	(Years)	12/31/06	Price
$0.38	20,000	$0.38	8.57	20,000	$0.38

0.18	20,000	0.18	8.31	20,000	0.18

0.23	56,000	0.23	7.76	42,000	0.23

0.29	20,000	0.29	7.52	20,000	0.29

0.35	6,000	0.35	6.79	6,000	0.35

0.38	20,000	0.38	7.01	20,000	0.38

0.50	1,500	0.50	3.00	1,500	0.50

0.51	20,000	0.51	6.50	20,000	0.51

0.55	25,000	0.55	5.07	25,000	0.55

			Weighted
			Average
	Number	Weighted	Remaining	Number	Weighted
Range of	Outstanding	Average	Contracted	Exercisable	Average
Exercise	at	Exercise	Life	at	Exercise
Price	12/31/06	Price	(Years)	12/31/06	Price
0.56	2,000	0.56	4.01	2,000	0.56

0.57	100,000	0.57	6.26	100,000	0.57

0.60	20,000	0.60	6.01	20,000	0.60

0.63	20,000	0.63	5.31	20,000	0.63

0.64	10,000	0.64	5.00	10,000	0.64

0.88	50,000	0.88	2.29	50,000	0.88

1.00	1,500	1.00	2.00	1,500	1.00

1.00	20,000	1.00	1.88	20,000	1.00

1.25	1,500	1.25	1.00	1,500	1.25

2.22	12,000	2.22	0.10	12,000	2.22

$018-$2.22	425,500	$0.58	4.97	411,500	$0.59

	Number of	Weighted-average
	Options	exercise price
Balance at December 2004	430,000	0.67
Granted	40,000	0.28
Forfeited	(23,000)	0.46

Balance at December 2005	447,000	0.65
Granted	—	—
Forfeited	(21,500)	2.25

Balance at December 2006	425,500	$0.58

(8) 401(k) Plan
     In January 1996, Champion adopted a 401(k) Plan (the “401(k) Plan”) under which all employees who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. Champion may, in its discretion, make matching contributions to the extent it deems appropriate. The Board of Directors elected to not match the 2006 contributions and had elected to match 2005 contributions by 100%. The contribution made in 2006 for the year ended December 31, 2005 amounted to $51,697.
(9) Related Party Transactions
               In 2006 there were no payments made to related parties and in 2005, Richmond Holdings, Inc. was paid $217,500 as commission for the sale of the Illinois, Indiana and Florida markets. Richmond Holdings, Inc. is a subchapter S corporation owned 100% by Albert F. Richmond, CEO of Champion.

(10) Commitments and Contingencies
Lease Commitments
          At December 31, 2006 Champion had commitments under non-cancelable operating lease agreements for the rental of office and tower space. Future minimum rental payments due under the leases are:

2007	489,350
2008	278,866
2009	79,949
2010	5,559

$853,724

          During the year ended December 31, 2006, Champion incurred $71,101 in office rental expense and $758,577 in tower rental expense. During the year ended December 31, 2005 we incurred $135,965 in office rental expense and $711,215 net of a onetime renegotiation reduction of $69,000 in tower rental expense.
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
Segment results for the years ended December 31, 2006 and 2005 are as follows:

	United States	International	Consolidated
December 31, 2006
Revenues	$1,123,270	$63,059	$1,186,329
Pretax (loss)	(642,754)	(117,683)	(760,437)
Depreciation /Amortization	157,939	4,623	162,562
Interest
Revenue	9,453	—	9,453
Expense	(135)	—	(135)

Net	9,318	—	9,318

Total assets	413,095	24,139	437,234

December 31, 2005
Revenues	$1,363,731	$35,913	$1,399,644
Pretax income (loss) (restated)	441,190	(315,992)	125,198
Depreciation /Amortization	211,599	11,434	223,033
Discontinued operations	—	—	—
Interest
Revenue	23,212	—	23,212
Expense	(874)	—	(874)

Net	22,338	—	22,338

Total assets	1,195,520	38,105	1,233,625

(12) Major Vendors
          In 2006, 55% of Champion’s cost of sales was from one vendor. In 2005, 56% of Champion’s cost of sales was from one vendor.
(13) Going Concern
          Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As described in note 14, the Company has negotiated a sale of its assets which would provide an infusion of cash. However, this transaction has not been completed and, as a result, the ability of the Company to continue as a going concern is subject to the completion of the transaction or additional capital being obtained by other means.
          Management intends to identify a business to merge with which it believes will be sufficient to provide the Company with the ability to continue in existence as part of another entity.
(14) Subsequent Events
          On February 13, 2007, Champion executed an Asset Purchase Agreement with FleetTALK Partners Ltd. “FleetTALK”) to be effective March 1, 2007 for the purchase price of $2,050,000. Under the Agreement, Champion agreed, upon receipt of all appropriate consents and approvals including those of the Federal Communications Commission (“FCC”), to assign its licenses and sell the related assets (i.e., equipment, customers and operations) in its markets in the United States to FleetTALK. Under the terms of the Agreement, FleetTALK placed in escrow the full purchase price to be paid to Champion when all required consents and approvals are received. There are many variables; however, the FCC gave its consent to the assignment on March 22, 2007. The assignment will be posted for public notice for thirty days and the FCC then has 10 days to make the Grant of the assignments a Final Order. The Agreement specifies that closing will occur upon the FCC’s Final Order. The closing is anticipated to occur on or about
May 1, 2007. Net book value of the assets to be sold was comprised of the following for December 31, 2006:

2006
Base station and related equipment	$199,046

Licenses	11,819

Other intangibles	—

Total assets held for sale	$210,865

          This transaction contemplates to sale of virtually all of Champion’s marketable operations, leaving the corporate shell and its related assets. Liquidation of the international subsidiaries has been initiated to coincide with the sale of the domestic operations.

Exhibit Index

Incorporated by
Number	Description	Reference to
3.1	Certificate of Incorporation filed September 29, 1994.	Exhibit 3.1 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.2	Certificate of Amendment to Certificate of Incorporation filed January 26, 1996.	Exhibit 3.2 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.3	Certificate of Amendment to Certificate of Incorporation filed April 23, 1996.	Exhibit 3.3 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.4	By-laws dated September 29, 1994.	Exhibit 3.4 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.5	Amended and Restated By-laws, as adopted January 23, 2002.	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed February 6, 2002 (File No. 001-12565)

4.1	Specimen Common Stock share certificate.	Exhibit 4.1 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

4.2	Pages from Certificate of Incorporation and By-laws defining rights of stockholders -included in Exhibits 3.1, 3.2, 3.3 and 3.4.	Exhibit 4.2 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

10.1	Form of Indemnification Agreement between officers and director of the Company and the Company.	Exhibit 10.27 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

10.3	Lease Agreement dated January 1, 2000, between Woodlands office Equities 95 Limited and the Company.	Exhibit 10.30 to the 10-KSB filed March 30, 2000 (File No. 001 -12565)

Incorporated by
Number	Description	Reference to
10.4*	Lease Amendment dated November 10, 2005 between Woodstead-Grogan Operating Associates, L.P. and the Company

10.5	Master Antenna Site Lease No. 130 dated February 1 , 1999 between Pinnacle Towers, Inc. and the Company	Exhibit 10.50 to the 10-KSB filed March 31, 2003 (File No. 001-12565)

10.6**	Commission Agreement dated July 1, 2004, between Richmond Holdings, Inc. and the Company	Exhibit 10.6 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

10.7	Asset Purchase Agreement, dated December 30, 2004 between ESP Wireless Technology Group, Inc. and the Company	Exhibit 10.7 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

10.8	Asset Purchase Agreement, dated February 13, 2007, between Fleet TALK Partners, Ltd. and the Company	Exhibit 10.1 to the 8-K filed February 20, 2007

10.9	Management Agreement, dated February 13, 2007 between Fleet TALK Partners Ltd and the Company	Exhibit 10.2 to the 8-K filed February 20, 2007

10.10**	Deferred Compensation Agreement, dated October 4, 2006 between Albert F. Richmond and the Company	Exhibit 10.1 to the Form 10-QSB filed November 14, 2006

10.11*	Commission Agreement Amendment dated July 1, 2006 between Richmond Holdings, Inc. and the Company

21	Subsidiaries	Exhibit 21 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

24.1	Power of Attorney (included on signature page)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 1 8 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management contract or executive compensation plan or arrangement.