Form 10QSB
period 2007-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2007-05-15
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to ___________

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

As of May 9, 2007, there were 4,483,802 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets -  March 31, 2007 and December 31,
           2006 (audited).................................................     1

           Consolidated Statements of Operations - Three Months Ended
           March 31, 2007 and 2006 and Year ended December 31, 2006
           (audited)......................................................     2

           Consolidated Statements of Cash Flows - Three Months Ended
           March 31, 2007 and 2006 and Year ended December 31, 2006
           (audited)......................................................     3

           Notes to Consolidated Financial Statements.....................     4

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................     6

   Item 3. Controls and Procedures........................................     8

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...............................    10

SIGNATURES................................................................    11

                      CHAMPION COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2007 and December 31, 2006

                                                                           March 31,    December 31,
                                                                              2007          2006
                                                                          -----------   ------------
                                                                          (unaudited)     (audited)
ASSETS

Current Assets
   Cash and cash equivalents                                              $     5,189    $   100,849
   Accounts receivable, net of allowance for doubtful accounts of
      $17,186 and $14,219, respectively                                        30,285         47,145
   Prepaid expenses and other                                                  20,959         33,667
                                                                          -----------    -----------
      Total Current Assets                                                     56,433        181,661
                                                                          -----------    -----------
Communications equipment and related assets, net of accumulated
   depreciation of $1,399,391 and $1,463,027, respectively                    182,410        220,397
Other assets, net of amortization of $978,869 and $976,794 respectively         9,745         11,820
Other assets                                                                   23,295         23,356
                                                                          -----------    -----------
                                                                          $   271,883    $   437,234
                                                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                       $    64,879    $    46,181
   Accrued expenses                                                            94,808        115,326
   Customer deposits                                                               --            400
                                                                          -----------    -----------
      Total Current Liabilities                                               159,687        161,907
                                                                          -----------    -----------
Deferred stock compensation                                                    23,735         23,735

Commitments and Contingencies (Note 6)                                             --             --

Stockholders' Equity
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none             --             --
      issued and outstanding
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      4,483,802 shares issued and outstanding at March 31,
      2007 and December 31, 2006                                               44,838         44,838
   Additional paid-in capital                                               3,686,922      3,686,922
   Retained deficit                                                        (3,643,299)    (3,480,168)
                                                                          -----------    -----------
Total Stockholders' Equity                                                     88,461        251,592
                                                                          -----------    -----------
                                                                          $   271,883    $   437,234
                                                                          ===========    ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                                                        March 31,
                                                                 -----------------------    December
                                                                    2007         2006       31, 2006
                                                                 ----------   ----------   ----------
                                                                       (unaudited)          (audited)
Revenues
   Dispatch communications                                       $  164,413   $  310,587   $1,105,718
   Equipment sales and service                                          205        2,345       69,206
   Spectrum sales and fees                                               --        7,405       11,405
                                                                 ----------   ----------   ----------
         Total Revenues                                             164,618      320,337    1,186,329
                                                                 ----------   ----------   ----------
Operating expenses:
   Cost of sales:
      Dispatch communications                                       144,777      220,520      872,119
      Equipment sales and service                                       335          408        4,586
      Spectrum sales and fees                                            --           --           --
                                                                 ----------   ----------   ----------
         Total Cost of Sales                                        145,112      220,928      876,705
                                                                 ----------   ----------   ----------
         Gross Margin                                                19,506       99,409      309,624
                                                                 ----------   ----------   ----------
    Bad debt expense                                                     --        4,800         (281)
    Depreciation and amortization                                    22,558       44,939      162,562
    General and administrative expenses                             185,326      235,791      912,421
    Net (gain) loss on disposal/sale of fixed and other assets      (10,432)          --        4,677
                                                                 ----------   ----------   ----------

          Operating Loss                                           (177,946)    (186,121)    (769,755)
                                                                 ----------   ----------   ----------
Other income (expenses):
    Interest income                                                      --        4,062        9,453
    Interest expense                                                   (277)          --         (135)
                                                                 ----------   ----------   ----------
Income (loss) before income taxes                                  (178,223)    (182,059)    (760,437)

Net income (loss)                                                $ (178,223)  $ (182,059)  $ (760,437)
                                                                 ==========   ==========   ==========

Weighted average common shares outstanding                        4,483,802    4,348,011    4,479,675
                                                                 ==========   ==========   ==========
Diluted weighted average common shares outstanding                4,489,400    4,351,143    4,496,339
                                                                 ==========   ==========   ==========
Basic earnings (loss) per common share                           $    (0.04)  $    (0.04)  $    (0.17)
                                                                 ==========   ==========   ==========
Diluted earnings (loss) per common share                         $    (0.04)  $    (0.04)  $    (0.17)
                                                                 ==========   ==========   ==========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                                                           March 31,
                                                                     ---------------------    December
                                                                        2007        2006      31, 2006
                                                                     ----------   --------   ---------
                                                                          (unaudited)        (audited)
Cash flows from operating activities:
   Net income (loss)                                                 $(178,223)  $(182,059)  $(760,437)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and amortization                                  22,558      44,939     162,562
         (Gain)/loss on disposal/sale of fixed and other assets        (10,432)         --       4,677
         Bad debt expense                                                   --       4,800      14,800
         Deposits                                                           --          --          --
         Change in assets and liabilities:
            Accounts receivable                                         16,461      22,032      (8,113)
            Prepaid expenses                                            12,707      12,540      20,400
            Accounts payable                                            18,697     (31,627)      6,463
            Accrued expenses                                            (5,425)      2,611      (9,881)
            Other assets                                                    61          --       4,035
                                                                     ---------   ---------   ---------
               Net cash used in operating activities                  (123,596)   (126,764)   (565,494)
                                                                     ---------   ---------   ---------
Cash flows from investing activities:
   Purchases of fixed and other assets                                  (2,064)         --     (10,036)
   Proceeds from sale of fixed and other assets                         30,000          --         301
                                                                     ---------   ---------   ---------
               Net cash provided by (used in) investing activities      27,936          --      (9,735)
                                                                     ---------   ---------   ---------
Cash flows from financing activities:
   Purchase of treasury stock, net of issuances                             --     (17,847)    (32,538)
                                                                     ---------   ---------   ---------
               Net cash used in financing activities                        --     (17,847)    (32,538)
                                                                     ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents                       (95,660)   (144,611)   (607,767)
Cash and cash equivalents at beginning of period                       100,849     708,616     708,616
                                                                     ---------   ---------   ---------
Cash and cash equivalents at end of period                           $   5,189   $ 564,005   $ 100,849
                                                                     =========   =========   =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                          $     277   $      --   $     135
                                                                     =========   =========   =========
   Non-cash transactions:
   Issuance of common stock for accrued expenses                     $      --   $  50,592   $  51,697
                                                                     =========   =========   =========

                      CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2007
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 2007 and 2006 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2006.

     The differences between accounting principles generally accepted in the United States and Canada do not have a material impact on the accompanying financial statements. Champion trades on the TSX Venture Exchange in Canada and the United States Over the Counter Bulletin Board.

2. Stock Options

          The Company adopted SFAS No. 123R on January 1, 2006. SFAS No. 123R, "Accounting for Stock-Based Compensation" was issued in December 2004 and became effective for small business issuers as of the first reporting period that began after December 15, 2005. SFAS No. 123R established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. The fair value of such equity-based transactions is to be recognized as expense in the historical financial statements as services are performed.

          During the first quarter of 2007, Champion granted no options to purchase common stock and 12,000 options with an average exercise price of $2.22 expired during such time period and no options to purchase common stock vested during this period.

3. Segment Reporting

          Champion operated two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam. During the first quarter of 2007 Champion closed its international offices and initiated the liquidation of the foreign subsidiaries organized in The Netherlands and Vietnam.

                                   United States   International   Consolidated
                                   -------------   -------------   ------------
March 31, 2007
   Revenues                          $ 164,618       $      --      $  164,618
   Pretax loss                        (143,630)        (34,593)       (178,223)
   Depreciation /Amortization           21,993             565          22,558
Interest
   Income                                   --              --              --
   Expense                                 277              --             277
                                     ---------       ---------      ----------
   Net interest expense              $     277       $      --      $      277
                                     =========       =========      ==========
Total assets                         $ 268,049       $   3,834      $  271,883
                                     =========       =========      ==========
March 31, 2006
   Revenues                          $ 320,337       $      --      $  320,337
   Pretax loss                        (149,898)        (32,161)       (182,059)
   Depreciation/Amortization            43,363           1,576          44,939
Interest
   Income                                4,062              --           4,062
   Expense                                  --              --              --
                                     ---------       ---------      ----------
   Net interest income (expense)     $   4,062       $      --      $    4,062
                                     =========       =========      ==========
   Total assets                      $ 969,270       $  35,433      $1,004,703
                                     =========       =========      ==========

4. Going Concern

          Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As described in note 5, the Company has entered into an Asset Purchase Agreement providing for the sale, effective as of March 1, 2007, of substantially all of its assets for a cash purchase price. Following consummation of the sale, the Company intends to retain a sufficient amount of cash to maintain its corporate existence for some period of time and although there are no specific plans, it is expected that the Company will seek to find a private, operating company with which to combine, or there is a potential that a substantial portion of the cash received in the asset sale will be distributed.

5. Subsequent Events

               a) On February 13, 2007, Champion executed an Asset Purchase Agreement (the "Asset Purchase Agreement") with FleetTALK Partners Ltd. ("FleetTALK") providing for the purchase by FleetTALK of substantially all of our assets for the purchase price of $2,050,000. Consummation of the sale, which is to be effective as of March 1, 2007, is subject to certain conditions and approvals. The Federal Communications Commission approved the sale on May 1, 2007, at which time the purchase price was released from escrow to Champion. Consummation remains subject to the Company's satisfaction of the requirements of the Securities and Exchange Commission under Regulation 14C.

               b) Net book value of the assets sold is comprised of the following at March 31, 2007:

Base station and related equipment   $163,621
Licenses                                9,745
                                     --------
Total assets held for sale           $173,366
                                     ========

               c) The estimated gain on the sale of assets is approximately $1,675,000 net of brokerage commissions.

          This transaction contemplates the sale of virtually all of Champion's marketable operations, leaving the corporate shell and its related assets. Liquidation of the international subsidiaries has been initiated to coincide with the sale of the domestic operations.

6. Commitments and Contingencies

          Lease Commitments

          At March 31, 2007 Champion had commitments under non-cancelable operating lease agreements for the rental of corporate office space. Future minimum rental payments due under the lease are:

2007   $ 44,087
2008   $ 59,589
       --------
       $103,676
       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

          This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

Overview

Since our inception, we transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. Observing the emerging competition and in an effort to increase our worth we identified opportunities to provide Wireless Local Loop products and digital dispatch systems outside North America. We acquired the SkyLink(TM) firmware that allows us to assemble and market the low density WLL products. Consequently, we discovered opportunities to provide digital dispatch systems, principally in Southeast Asia, which will require an infusion of capital. For this reason on March 15, 2004 we announced our intent to sell our North American operations and utilize the proceeds to focus on the international digital dispatch systems. In April 2005 we completed the sale of our Illinois, Indiana and Florida operations. However, we were ultimately unsuccessful in raising the capital required for international expansion which led to the decision to abandon those efforts. On February 13, 2007 we executed an Asset Purchase Agreement to sell our remaining North America operations to FleetTALK Partners, Ltd., subject to FCC approval and other customary closing conditions (the "Asset Sale"). Under a management agreement responsibility for our operations was transferred to FleetTALK on March 1, 2007, the effective date of the Asset Sale. On May 1, 2007 FCC approval was received, and the purchase price was released from escrow to Champion. Formal consummation of the sale remains subject to the Company's satisfaction of the requirements of the Securities and Exchange Commission under Regulation 14C. As a result of the Asset Sale, Champion will consist of the corporate shell and its related assets. Liquidation of the international subsidiaries has been initiated to coincide with the sale of the domestic operations.

Results of Operations - Quarters ended March 31, 2007 and 2006

     Revenues for the quarter ended March 31, 2007 were $165,000 compared with $320,000 for the quarter ended March 31, 2006. The decrease reflects operations for only two months in 2007 as compared with 2006 due to the Asset Sale, as well as a reduction in revenues resulting from churn in the markets due to competition. License fee revenues in the amount of $8,000 were earned in the first quarter of 2006 compared with none in the same quarter of 2007.

     Costs and expenses decreased by $76,000, from $221,000 to $145,000 for the quarter ended March 31, 2007 as compared with the quarter ended March 31, 2006 due to the Asset Sale.

     General and administrative expenses decreased $51,000 to $185,000 for the quarter ended March 31, 2007 from $236,000 for the quarter ended March 31, 2006. We have been able to reduce some general and administrative costs in conjunction with the Asset Sale, but many administrative liabilities continue such as office rent and termination packages for our loyal employees. We are in the process of attempting to obtain releases from contingent liabilities related to the operation of the Company.

     We incurred a provision in the allowance for doubtful accounts during the first quarter of 2006 of $5,000 and none in 2007.

     Depreciation and amortization expense for the quarter ended March 31, 2007 was $23,000, a decrease of $22,000 from the quarter ended March 31, 2006. This was due to the fact that operations equipment sold in the Asset Sale was depreciated for only the first two months of the quarter, as well as the cost of our equipment and licenses becoming fully depreciated and amortized while remaining in optimum operational value.

     Net interest expense for the period ended March 31, 2007 was zero compared with interest income of $4,000 for the period ended March 31, 2006.

     We sold spare repeater parts and equipment in a separate transaction from Asset Sale for a net gain of $10,000 in 2007 compared with no gain for the period ended March 31, 2006.

     We reported a net loss of $178,000 for the first quarter 2007 compared with a net loss of $182,000 for the first quarter 2006.

Financial Condition and Liquidity

     We had $5,000 in cash and cash equivalents at March 31, 2007 as compared with $101,000 at December 31, 2006. Our working capital at March 31, 2007 was a negative $103,000 as compared with $20,000 at December 31, 2006. As discussed above, we received a cash purchase price of $2,050,000 in the Asset Sale.

     Cash used in operating activities was $124,000 for the first three months of 2007, while cash used in operating activities was $127,000 for the same period in 2006.

     Cash provided by investing activities for the three months ended March 31, 2007 was $28,000 compared with none for the three months ended March 31, 2006.

     No cash was used in financing activities for the three months ended March 31, 2007 compared with $18,000 used for the repurchase of stock for the same period in 2006.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, and have concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to Champion is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls

     Based on the evaluation noted above, there were no material changes to our internal controls during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to affect, Champion's internal control over financial reporting.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 13, 2007, Champion executed an Asset Purchase Agreement (the "Asset Purchase Agreement") with FleetTALK Partners Ltd. ("FleetTALK") providing for the purchase by FleetTALK, effective as of March 1, 2007, of substantially all of our assets for the purchase price of $2,050,000 (the "Asset Sale"). As permitted by the Delaware General Corporation Law, on February 12, 2007, Champion received a written consent in lieu of a stockholders meeting from holders of 2,949,160 shares of the Company's Common Stock, which represents approximately 66% of the total votes entitled to be cast, approving the Asset Purchase Agreement and the Asset Sale. On May 1, 2007, we filed a Preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission which described the Asset Sale and the reasons for it. Pursuant to Rule 14c-3 under the Exchange Act, Champion is required to send a Definitive Information Statement on Schedule 14C to its stockholders of record entitled to vote on the Asset Sale at least 20 calendar days prior to formal corporate action consummating the Asset Sale.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

     31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

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

                                        CHAMPION COMMUNICATION SERVICES, INC.


                                        By: /s/ Albert F. Richmond
                                            ------------------------------------
                                            Albert F. Richmond,
                                            Chairman, Chief Executive Officer
                                            and President


                                        By: /s/ Pamela R. Cooper
                                            ------------------------------------
                                            Pamela R. Cooper
                                            Chief Financial Officer, Treasurer
                                            and Controller

Date: May 15, 2007

Exhibit index

31.1   Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/
       15d-14(a).

31.2   Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/
       15d-14(a).

32.1   Certification of Principal Executive Officer relating to Periodic
       Financial Report Periodic Pursuant to 18 U.S.C. Section 1350.

32.2   Certification of Principal Financial Officer relating to Periodic
       Financial Report Pursuant to 18 U.S.C. Section 1350.