Form 10QSB
period 2007-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2007-08-14
CIK 1028921

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      for the Quarter Ended June 30, 2007

[ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act

      for the transition period from ______________ to ________________

                        Commission File Number 001-12565

                      CHAMPION COMMUNICATION SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                  76-0448005
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1610 WOODSTEAD COURT, SUITE 120
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

As of August 10, 2007, there were 4,670,842 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

PART I.         FINANCIAL INFORMATION

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 2007 and December 31, 2006 (audited)...................................1

                  Consolidated Statements of Operations - Three Months and Six Months ended June 30, 2007 and 2006..............2

                  Consolidated Statements of Cash Flows - Three Months and Six Months Ended June 30, 2007 and 2006............. 3

                  Notes to Consolidated Financial Statements....................................................................4

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........................6

    Item 3.       Controls and Procedures ......................................................................................9

PART II.        OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K ............................................................................10

SIGNATURES.....................................................................................................................11

                      CHAMPION COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2007 and December 31, 2006

                                                                                                  June 30,     December 31,
                                                                                                   2007           2006
                                                                                                (unaudited)     (audited)
ASSETS

Current Assets
       Cash and cash equivalents                                                                $ 1,689,803    $   100,849
       Accounts receivable, net of allowance for doubtful accounts of $13,645 and
        $14,219, respectively                                                                         9,586         47,145
       Prepaid expenses and other                                                                     6,040         33,667
                                                                                                -----------    -----------

           Total Current Assets                                                                   1,705,429        181,661
                                                                                                -----------    -----------

Communications equipment and related assets, net of accumulated depreciation of $27,072
  and $1,463,027, respectively                                                                        5,941        220,397
Other assets, net of amortization of $0 and $976,794 respectively                                         -         11,820
Other assets                                                                                         13,046         23,356
                                                                                                -----------    -----------

                                                                                                $ 1,724,416    $   437,234
                                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable                                                                         $    47,893    $    46,181
       Accrued expenses                                                                              73,060        115,326
       Customer deposits                                                                                  -            400
                                                                                                -----------    -----------

           Total Current Liabilities                                                                120,953        161,907
                                                                                                -----------    -----------

Deferred stock compensation                                                                               -         23,735

Commitments and Contingencies (Note 5)                                                                   -              -

Stockholders' Equity

       Preferred stock, $0.01 par value, 1,000,000 shares authorized, none  issued and
        outstanding                                                                                       -              -
      Common stock, $0.01 par value, 20,000,000 shares authorized, 4,528,842 shares issued and outstanding at June 30, 2007 and 4,483,802 shares issued and
        outstanding at December 31, 2006                                                             45,288         44,838
      Additional paid-in capital                                                                  3,688,842      3,686,922
      Retained deficit                                                                           (2,130,667)    (3,480,168)
                                                                                                -----------    -----------

Total Stockholders' Equity                                                                        1,603,463        251,592
                                                                                                -----------    -----------

                                                                                                $ 1,724,416    $   437,234
                                                                                                ===========    ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                       June 30,
                                                                        2007           2006           2007           2006
                                                                            (unaudited)                  (unaudited)
                                                                     --------------------------    --------------------------
Revenues
    Dispatch communications                                          $         -    $   274,313    $   164,413    $   584,901
    Equipment sales and service                                                -         63,279            205         65,624
    Spectrum sales and fees                                                    -              -              -          7,405
                                                                     -----------    -----------    -----------    -----------

          Total Revenues                                                       -        337,592        164,618        657,930
                                                                     -----------    -----------    -----------    -----------

Operating expenses:
    Cost of sales:
       Dispatch communications                                             4,975        219,497        149,753        440,017
       Equipment sales and service                                             -          1,077            335          1,486
       Spectrum sales and fees                                                 -              -              -              -
                                                                     -----------    -----------    -----------    -----------

          Total Cost of Sales                                              4,975        220,574        150,088        441,503
                                                                     -----------    -----------    -----------    -----------

          Gross Margin                                                    (4,975)       117,018         14,530        216,427
                                                                     -----------    -----------    -----------    -----------

    Bad debt expense (recovery)                                           (3,690)       (14,681)        (3,690)        (9,881)
    Depreciation and amortization                                          3,215         43,540         25,772         88,479
    General and administrative expenses                                  173,533        254,105        358,859        489,897
    Net (gain) loss on disposal/sale of fixed and other assets                 -              -              -              -
                                                                     -----------    -----------    -----------    -----------

          Operating Loss                                                (178,033)      (165,946)      (366,411)      (352,068)
                                                                     -----------    -----------    -----------    -----------

Other income (expenses):
    Interest income                                                       28,273          2,618         28,273          6,680
    Interest expense                                                        (187)             -           (465)             -
                                                                     -----------    -----------    -----------    -----------

Loss from operations                                                    (149,947)      (163,328)      (338,603)      (345,388)

Gain on sale of operations                                             1,677,672              -      1,688,104              -
                                                                     -----------    -----------    -----------    -----------

Net income (loss)                                                    $ 1,527,725    $  (163,328)   $ 1,349,501   $  (345,388)
                                                                     ===========    ===========    ===========    ===========

Weighted average common shares outstanding                             4,483,518      4,526,990      4,483,657      4,437,995
                                                                     ===========    ===========    ===========    ===========

Diluted weighted average common shares outstanding                     4,490,171      4,531,890      4,495,908      4,447,742
                                                                     ===========    ===========    ===========    ===========

Basic earnings (loss) per share:                                     $      0.34    $     (0.04)   $      0.30    $     (0.08)
                                                                     ===========    ===========    ===========    ===========

Diluted earnings (loss) per share:                                   $      0.34    $     (0.04)   $      0.30    $     (0.08)
                                                                     ===========    ===========    ===========    ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                            Three Months Ended            Six Months Ended
                                                                                 June 30,                      June 30,
                                                                           2007           2006           2007           2006
                                                                                (unaudited)                  (unaudited)
                                                                        --------------------------    --------------------------
Cash flows from operating activities:
    Net income (loss)                                                   $ 1,529,480    $  (163,328)   $ 1,349,501    $  (345,388)
    Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                                          3,214         43,540         25,772         88,479
       (Gain)/loss on disposal/sale of fixed and other assets            (1,677,671)             -     (1,688,103)             -
       Bad debt expense                                                      (3,690)         4,800         (3,690)         9,600
       Deposits                                                                   -              -              -              -
       Change in assets and liabilities:
          Accounts receivable                                                24,787           (144)        41,249         21,889
          Prepaid expenses                                                   14,919         (9,712)        27,627          2,828
          Other assets                                                       10,250              -         10,311              -
          Accounts payable                                                  (16,985)        (3,579)         1,712        (35,206)
          Accrued expenses                                                  (38,597)        17,741        (42,268)        20,352
          License sales and customer deposits                                  (400)             -           (400)             -
                                                                        -----------    -----------    -----------    -----------
            Net cash used in operating activities                          (154,693)      (110,682)      (278,289)      (237,446)
                                                                        -----------    -----------    -----------    -----------

Cash flows from investing activities:
    Purchases of fixed and other assets                                           -         (1,653)        (2,064)        (1,653)
    Proceeds from sale of fixed and other assets                          1,860,672                     1,890,672
                                                                        -----------    -----------    -----------    -----------
            Net cash provided by (used in) investing activities           1,860,672         (1,653)     1,888,608         (1,653)
                                                                        -----------    -----------    -----------    -----------

Cash flows from financing activities:
    Repurchase of stock                                                     (21,365)        (2,772)       (21,365)       (20,619)
                                                                        -----------    -----------    -----------    -----------
            Net cash used in financing activities                           (21,365)        (2,772)       (21,365)       (20,619)
                                                                        -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                          1,684,614       (115,107)     1,588,954       (259,718)

Cash and cash equivalents at beginning of period                              5,189        564,005        100,849        708,616
                                                                        -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period                              $ 1,689,803    $   448,898    $ 1,689,803    $   448,898
                                                                        ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Non-cash transactions:
    Issuance of common stock for accrued expenses                       $    23,735    $    50,592    $    23,735    $    50,592
                                                                        ===========    ===========    ===========    ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2007
                                   (Unaudited)

1. Basis of Presentation

      The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the six months ended June 30, 2007 and 2006 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2006.

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

      During the second quarter of 2007, Champion granted no options to purchase common stock. As a result of the sale assets and operations 14,000 options to purchase common stock with an average exercise price of $0.19 were vested on an accelerated basis during this period.

      During the second quarter of 2006, Champion granted no options to purchase common stock and no options expired during such time period. The only option expense outstanding did not vest until the last quarter of 2006.

3. Segment Reporting

      Champion operated two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam. During the first quarter of 2007 Champion closed its international offices and initiated the liquidation of the foreign subsidiaries organized in The Netherlands and Vietnam. There is longer any foreign activity and the process should be complete by the end of the third quarter.

                                             United States    International     Consolidated
                                             -------------    -------------     ------------
June 30, 2007
     Revenues                                $           -    $           -     $          -
     Pretax loss                                 1,391,831          (40,574)       1,351,257
     Depreciation /Amortization                     25,772            2,205           27,977

Interest
     Income                                         28,273                -           28,273
     Expense                                           465                -              465
                                             -------------    -------------     ------------
     Net interest income                     $      27,808    $           -     $     27,808
                                             =============    =============     ============

Total assets                                 $   1,723,069    $       1,347     $  1,724,416
                                             =============    =============     ============

June 30, 2006
     Revenues                                $     594,871    $      63,059     $    657,930
     Pretax gain (loss)                           (335,443)          (9,945)        (345,388)
     Depreciation/Amortization                      85,581            2,898           88,479

Interest
     Income                                          6,680                -            6,680
     Expense                                             -                -                -
                                             -------------    -------------     ------------
     Net interest income (expense)           $       6,680    $           -     $      6,680
                                             =============    =============     ============

     Total assets                            $     819,073    $      33,692     $    852,765
                                             =============    =============     ============

4. Sale of Assets

      During the second quarter 2007, after receiving all necessary approvals, we consummated sale of substantially all of assets to FleetTALK Partners Ltd. Champion received $2,050,000 in gross proceeds from the sale of the assets and paid commissions in the amount of $205,000. The net book value of the assets sold was $183,615 and the gain recorded on the sale of assets is $1,661,385, which is reflected in the statement of operations. This transaction sold virtually all of Champion's marketable operations, leaving the corporate shell and related assets.

5. Commitments and Contingencies

      Effective July 1, 2007, Champion was granted a termination of its non-cancelable operating lease for rental of corporate office space.

6. Subsequent Events

      The Company declared a one time special dividend to distribute a majority of the cash received in the asset sale to the shareholders. A record date of August 3, 2007 was set and a dividend of $0.25 per share was paid on August 9, 2007 to shareholders of record. The Company will seek a private, operating company with which to combine, although there is no assurance that we will be successful in identifying the appropriate candidate. It is anticipated that, should we be successful in identifying a candidate and consummating a transaction, a second one time dividend, may be declared to disburse any funds remaining in excess of liabilities and commitments to either liquidate or merge the remaining shell.

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

Overview

Since our inception, we transformed our operations from basic rural community repeater dispatch communications to metropolitan trunked dispatch operations. Observing the emerging competition and in an effort to increase our worth we identified opportunities to provide Wireless Local Loop products and digital dispatch systems outside North America. We acquired the SkyLink(TM) firmware that allows us to assemble and market the low density WLL products. Consequently, we discovered opportunities to provide digital dispatch systems, principally in Southeast Asia, which will require an infusion of capital. For this reason on March 15, 2004 we announced our intent to sell our North American operations and utilize the proceeds to focus on the international digital dispatch systems. In April 2005 we completed the sale of our Illinois, Indiana and Florida operations. However, we were ultimately unsuccessful in raising the capital required for international expansion which led to the decision to abandon those efforts. On February 13, 2007 we executed an Asset Purchase Agreement to sell our remaining North America operations to FleetTALK Partners, Ltd., subject to FCC approval and other customary closing conditions (the "Asset Sale"). On May 1, 2007 FCC approval was received, and the purchase price was released from escrow to Champion. The sale was consummated after satisfying the requirements of the Securities and Exchange Commission under Regulation 14C. As a result of the Asset Sale, Champion consists of the corporate shell and its related assets. Liquidation of the international subsidiaries has been initiated to coincide with the sale of the shell or liquidation of Champion.

Results of Operations - Quarters ended June 30, 2007 and 2006

      There were no revenues for the quarter ended June 30, 2007 compared with $338,000 for the quarter ended June 30, 2006. All revenues ceased with the Asset Sale which was effective March 1, 2007. License fee revenues in the amount of $8,000 were earned in the first quarter of 2006 compared with none in the same quarter of 2007.

      Costs and expenses were $5,000 for the quarter ended June 30, 2007, a decrease of $216,000 from the quarter ended June 30, 2006, a direct result of the sale of substantially all of the Company's operational assets.

      General and administrative expenses decreased $80,000 to $174,000 for the quarter ended June 30, 2007 from $254,000 for the quarter ended June 30, 2006. We continued to reduce general and administrative costs in conjunction with the Asset Sale, but many administrative liabilities continued through the second quarter such as office rent and termination packages for our loyal employees. We have been successful in obtaining releases from a large percentage of contingent liabilities related to the operation of the Company and continue to obtain releases from all.

      We recovered bad debts in excess of accruals for the provision in the allowance for doubtful accounts of $4,000 in the second quarter 2007 and $15,000 in the second quarter of 2006.

      Depreciation and amortization expense for the quarter ended June 30, 2007 was reduced to $3,000 from $44,000 for June 30, 2006. Substantially all operations equipment was sold in the Asset Sale leaving only selected corporate furniture and equipment.

      Net interest revenue for the period ended June 30, 2007 was $28,000 compared with interest income of $3,000 for the period ended June 30, 2006. We invested the sales proceeds in over-night interest bearing money market funds.

      We sold spare repeater parts, equipment and other office furniture in separate transactions from the Asset Sale for a net gain of $17,000 in 2007 compared with no similar sales for the period ended June 30, 2006. The net gain on the Asset Sale is $1,661,385 for the quarter ended June 30, 2007 compared with no sales in 2006.

      We recognized net income for the second quarter of 2007 of $1,529,481 compared with a net loss of $163,000 for the second quarter 2006.

Results of Operations - Six months ended June 30, 2007 and 2006

      Revenues reported for the first half of 2007 were $165,000 compared with $658,000 for the same period in 2006 reflecting the sale of business operations effective March 1, 2007.

      Costs and expenses were $291,000 less for the first six months of 2007 as compared with 2006, as a result of the discontinued business operations due to the Asset Sale.

      General and administrative expenses were $359,000 for the period ended June 30, 2007 compared with $490,000 for the same period 2006, reflecting cost reductions that had been achieved as well as reduced corporate expenses as a result of the sale of operations.

      Bad debt recovery was $4,000 for June 30, 2007 compared with $10,000 in 2006.

      Depreciation and amortization recorded for the six months ended June 30, 2007 was $26,000 compared with $88,000 for the six months ended June 30, 2006. The decrease is a result of the sale of assets effective March 1, 2007.

      We recorded $28,000 of interest income as of June 30, 2007 compared with $7,000 for the same period 2006.

      As a result of the closing of the Asset Sale to FleetTALK Partners, LTD, we reported a net gain on the sale of operations in the amount of $1,661,000 for the period ended June 30, 2007 as compared with no gains for the same six months of 2006 and a gain on the sale of other assets in the amount of $27,000 as compared with none in 2006.

      Our net income for the period ended June 30, 2007 is $1,351,000, an increase of $1,700,000 over the net loss of $345,000 reported for the period ended June 30, 2006.

Financial Condition and Liquidity

      We had $1,690,000 in cash and cash equivalents at June 30, 2007 as compared with $101,000 at December 31, 2006. Our working capital at June 30, 2007 was $1,601,000 as compared with $20,000 at December 31, 2006. The increase in cash and working capital is a result of the cash purchase price of $2,050,000, less commissions paid of $205,000, in the Asset Sale.

      Cash used in operating activities was $155,000 for the second quarter of 2007, while cash used in operating activities was $111,000 for the same period in 2006.

      Cash provided by investing activities for the three months ended June 30, 2007 was $1,861,000 compared with a use of $2,000 for the three months ended June 30, 2006.

      Cash of $21,000 was used in financing activities for the three months ended June 30, 2007 compared with $3,000 used for the repurchase of stock for the same period in 2006.

Summary of Critical Accounting Policies

      (a)   Communications Equipment and Related Assets

            Communications equipment and related assets were recorded at cost. Depreciation was computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

      (b)   Other Assets

            Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz were capitalized as part of the cost of the licenses. Our licenses were capitalized and amortized under the straight-line method for five- ten years.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, and have concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to Champion is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls

      Based on the evaluation noted above, there were no material changes to our internal controls during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to affect, Champion's internal control over financial reporting.

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

                              CHAMPION COMMUNICATION SERVICES, INC.

                              By:    /s/ Albert F. Richmond
                                  --------------------------------------------
                                     Albert F. Richmond,
                                     Chairman, Chief Executive Officer
                                     and President

                              By:    /s/ Pamela R. Cooper
                                  --------------------------------------------
                                     Pamela R. Cooper
                                     Chief Financial Officer, Treasurer
                                     and Controller

Date:  August 14, 2007

                                 EXHIBIT INDEX

Exhibits                             Description of Exhibit
31.1          Certification of Principal Executive Officer pursuant to Rule
              13a-14(a)/15d-14(a).

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