Form 10QSB
period 2007-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2007-11-14
CIK 1028921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2007

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

As of November 11, 2007, there were 4,665,842 shares of the registrant's common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      CHAMPION COMMUNICATION SERVICES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)
           Consolidated Balance Sheets -
           September  30, 2007 and December 31, 2006 (audited).............    1
           Consolidated Statements of Operations -
           Three Months and Nine Months ended
           September 30, 2007 and 2006.....................................    2
           Consolidated Statements of Cash Flows -
           Three Months and Nine Months Ended
           September 30, 2007 and 2006.....................................    3
           Notes to Consolidated Financial Statements......................    4
   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................    5
   Item 3. Controls and Procedures.........................................    9
PART II. OTHER INFORMATION
   Item 6. Exhibits and Reports on Form 8-K................................   10
SIGNATURES.................................................................   11

                      CHAMPION COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2007 and December 31, 2006

                                                                      September 30,   December 31,
                                                                           2007           2006
                                                                       (unaudited)      (audited)
                                                                      -------------   ------------
ASSETS
Current Assets
   Cash and cash equivalents                                           $   395,372     $   100,849
   Accounts receivable, net of allowance for doubtful accounts of
      $13,645 and $14,219, respectively                                     24,566          47,145
   Prepaid expenses and other                                                4,868          33,667
                                                                       -----------     -----------
      Total Current Assets                                                 424,806         181,661
                                                                       -----------     -----------
Communications equipment and related assets, net of accumulated
   depreciation of $24,205 and $1,463,027, respectively                      1,741         220,397
Other assets, net of amortization of $0 and $976,794 respectively               --          11,820
Other assets                                                                 6,112          23,356
                                                                       -----------     -----------
                                                                       $   432,659     $   437,234
                                                                       ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                    $    12,327     $    46,181
   Accrued expenses                                                         64,371         115,326
   Customer deposits                                                            --             400
                                                                       -----------     -----------
      Total Current Liabilities                                             76,698         161,907
                                                                       -----------     -----------
Deferred stock compensation                                                     --          23,735
Commitments and Contingencies (Note 5)                                          --              --
Stockholders' Equity
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
      none issued and outstanding                                               --              --
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      4,625,842 shares issued and outstanding at September 30,
      2007 and 4,483,802 shares issued and outstanding at
      December 31, 2006                                                     46,258          44,838
   Additional paid-in capital                                            2,546,691       3,686,922
   Retained deficit                                                     (2,236,988)     (3,480,168)
                                                                       -----------     -----------
Total Stockholders' Equity                                                 355,961         251,592
                                                                       -----------     -----------
                                                                       $   432,659     $   437,234
                                                                       ===========     ===========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                                -----------------------   -----------------------
                                                                   2007         2006         2007         2006
                                                                ----------   ----------   ----------   ----------
                                                                      (unaudited)               (unaudited)
Revenues
   Dispatch communications                                      $       --   $  260,787   $  164,413   $  845,687
   Equipment sales and service                                          --        1,989          205       67,613
   Spectrum sales and fees                                              --           --           --        7,405
                                                                ----------   ----------   ----------   ----------
      Total Revenues                                                    --      262,776      164,618      920,705
                                                                ----------   ----------   ----------   ----------
Operating expenses:
   Cost of sales:
      Dispatch communications                                        2,932      219,774      152,685      659,791
      Equipment sales and service                                       --        1,923          335        3,409
      Spectrum sales and fees                                           --           --           --           --
                                                                ----------   ----------   ----------   ----------
         Total Cost of Sales                                         2,932      221,697      153,020      663,200
                                                                ----------   ----------   ----------   ----------
         Gross Margin (loss)                                        (2,932)      41,079       11,598      257,505
                                                                ----------   ----------   ----------   ----------
   Bad debt expense (recovery)                                          --        4,800       (3,690)      (5,082)
   Depreciation and amortization                                       402       39,001       26,174      127,481
   General and administrative expenses                             110,126      187,654      468,985      677,550
   Net (gain) loss on disposal/sale of fixed and other assets           --        4,677           --        4,677
                                                                ----------   ----------   ----------   ----------
         Operating Loss                                           (113,460)    (195,053)    (479,871)    (547,121)
                                                                ----------   ----------   ----------   ----------
Other income (expenses):
   Interest income                                                  10,965        1,851       39,238        8,531
   Interest expense                                                    (29)          --         (494)          --
                                                                ----------   ----------   ----------   ----------
Loss from operations                                              (102,524)    (193,202)    (441,127)    (538,590)
Gain (loss) on sale of operations                                   (3,798)          --    1,684,306           --
                                                                ----------   ----------   ----------   ----------
Net income (loss)                                               $ (106,322)  $ (193,202)  $1,243,179   $ (538,590)
                                                                ==========   ==========   ==========   ==========
Weighted average common shares outstanding                       4,593,712    4,524,197    4,529,390    4,467,045
                                                                ==========   ==========   ==========   ==========
Diluted weighted average common shares outstanding               4,593,712    4,529,071    4,529,390    4,481,507
                                                                ==========   ==========   ==========   ==========
Basic earnings (loss) per share:                                $    (0.02)  $    (0.04)  $     0.28   $    (0.12)
                                                                ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:                              $    (0.02)  $    (0.04)  $     0.28   $    (0.12)
                                                                ==========   ==========   ==========   ==========

                      CHAMPION COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                     Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                  -----------------------    -----------------------
                                                                      2007         2006         2007          2006
                                                                  -----------   ---------    -----------   ---------
                                                                        (unaudited)                (unaudited)
Cash flows from operating activities:
   Net income (loss)                                              $  (106,322)  $(193,202)   $ 1,243,179   $(538,590)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization                                       402      39,002         26,174     127,481
      (Gain)/loss on disposal/sale of fixed and other assets            3,797       4,677     (1,684,306)      4,677
      Bad debt expense                                                     --       4,800         (3,690)     14,400
      Deposits                                                             --          --             --          --
      Change in assets and liabilities:
         Accounts receivable                                          (14,580)    (21,915)        26,269         (26)
         Prepaid expenses                                               1,172      21,888         28,798      24,716
         Other assets                                                   6,934       2,732         17,245       2,732
         Accounts payable                                             (35,568)      3,630        (33,855)    (31,576)
         Accrued expenses                                              (8,686)    (41,812)       (50,954)    (21,460)
         License sales and customer deposits                             (400)         --           (400)         --
                                                                  -----------   ---------    -----------   ---------
            Net cash used in operating activities                    (153,251)   (180,200)      (431,540)   (417,646)
                                                                  -----------   ---------    -----------   ---------
Cash flows from investing activities:
   Purchases of fixed and other assets                                     --        (483)        (2,064)     (2,136)
   Proceeds from sale of fixed and other assets                            --         301      1,890,672         301
                                                                  -----------   ---------    -----------   ---------
            Net cash provided by (used in) investing activities            --        (182)     1,888,608      (1,835)
                                                                  -----------   ---------    -----------   ---------
Cash flows from financing activities:
   Common stock subscribed                                             27,280          --         27,280
   Dividends paid                                                  (1,166,745)         --     (1,166,745)
   Repurchase of stock                                                 (1,715)         --        (23,080)    (20,619)
                                                                  -----------   ---------    -----------   ---------
            Net cash used in financing activities                  (1,141,180)         --     (1,162,545)    (20,619)
                                                                  -----------   ---------    -----------   ---------
Increase (decrease) in cash and cash equivalents                   (1,294,431)   (180,382)       294,523    (440,100)
Cash and cash equivalents at beginning of period                    1,689,803     448,898        100,849     708,616
                                                                  -----------   ---------    -----------   ---------
Cash and cash equivalents at end of period                        $   395,372   $ 268,516    $   395,372   $ 268,516
                                                                  ===========   =========    ===========   =========
Supplemental disclosure of cash flow information:
   Non-cash transactions:
   Issuance of common stock for accrued expenses                  $        --   $      --    $    23,735   $  50,592
                                                                  ===========   =========    ===========   =========

                      CHAMPION COMMUNICATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements of Champion Communication Services, Inc. ("Champion") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the nine months ended September 30, 2007 and 2006 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion's annual report and Form 10-KSB for the year ended December 31, 2006.

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

     During the third quarter of 2007, Champion granted no options to purchase common stock. During the third quarter 142,000 options were exercised at prices ranging from $0.23 to $0.35. At September 30, 2007 all other outstanding options have expired.

     During the third quarter of 2006, Champion granted no options to purchase common stock and no options expired during such time period. The only option expense outstanding did not vest until the last quarter of 2006.

3. Segment Reporting

     Champion operated two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consisted primarily of start-up operations in Vietnam. During the first quarter of 2007 Champion closed its international offices and initiated the liquidation of the foreign subsidiaries organized in The Netherlands and Vietnam. There is no longer any foreign activity other than the formal liquidation process which should be complete by the end of the year.

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

5. Commitments and Contingencies

     Effective July 1, 2007, Champion was granted a termination of its non-cancelable operating lease for rental of corporate office space. To date we have also been granted termination and assignments of approximately 75% of our tower leases.

6. Dividends

     The Company declared a one time special dividend to distribute a majority of the cash received in the asset sale to the shareholders. A record date of August 3, 2007 was set and a dividend of $0.25 per share was paid on August 9, 2007 to shareholders of record. The Company is negotiating with private, operating companies with which to combine, although there is no assurance that we will be successful in achieving such a transaction. It is anticipated that, should we be successful in consummating a transaction, a second one time dividend, may be declared to disburse any funds remaining in excess of liabilities and commitments to either liquidate or merge the remaining shell.

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

Results of Operations - Quarters ended September 30, 2007 and 2006

     There were no revenues for the quarter ended September 30, 2007 compared with $263,000 for the quarter ended September 30, 2006. All revenues ceased with the Asset Sale which was effective March 1, 2007.

     Costs and expenses were $3,000 for the quarter ended September 30, 2007, a decrease of $218,000 from the quarter ended September 30, 2006, a direct result of the sale of substantially all of the Company's operational assets.

     General and administrative expenses decreased to $110,000 for the three months ended September 30, 2007 from $188,000 for the same three months ended September 30, 2006. We continued to reduce general and administrative costs as a result of the Asset Sale, but many administrative liabilities continued such as office rent and termination packages for our loyal employees. We also incurred legal fees in conjunction with the completion of our sale and filing required reports with the SEC regarding our cessation of operations. We have been successful in obtaining releases from a large percentage of contingent liabilities related to the operation of the Company and continue negotiating releases from all.

     We reported no bad debt expense for the third quarter 2007 in comparison with accruals of $5,000 in the third quarter 2006.

     Depreciation and amortization expense for the quarter ended September 30, 2007 has decreased to less than $1,000 compared with $39,000 in the third quarter 2007 as substantially all operations equipment was sold in the Asset Sale. In addition all corporate furniture and equipment has been donated or sold.

     Net interest revenue for the period ended September 30, 2007 was $11,000 compared with interest income of $2,000 for the period ended September 30, 2006. We invested the sales proceeds remaining after the dividend in over-night interest bearing money market funds.

     We sold or donated all remaining equipment and other office furniture in separate transactions from the Asset Sale for a net loss of $4,000 during the third quarter 2007 compared with no similar activity for the three months ended September 30, 2006.

     We recognized a net loss for the third quarter of 2007 of $106,000 compared with a net loss of $193,000 for the third quarter 2006.

Results of Operations - Nine months ended September 30, 2007 and 2006

     Revenues reported for the nine months ended September 30, 2007 were $165,000 compared with $921,000 for the same period in 2006 reflecting the sale of business operations effective March 1, 2007.

     Costs and expenses were $153,000 for the first nine months of 2007 as compared with $663,000 for the same period 2006, a savings of $510,000 as a result of the discontinued business operations due to the Asset Sale.

     General and administrative expenses were $468,000 for the period ended September 30, 2007 compared with $678,000 for the same period 2006, reflecting cost reductions that had been achieved as well as reduced corporate expenses as a result of the sale of operations.

     Bad debt recovery was $4,000 for September 30, 2007 compared with $5,000 in 2006.

     Depreciation and amortization recorded for the nine months ended September 30, 2007 was $26,000 compared with $127,000 for the nine months ended June 30, 2006. The decrease is a result of the sale of assets effective March 1, 2007.

     We recorded $39,000 of interest income as of September 30, 2007 compared with $9,000 for the same period 2006.

     As a result of the closing of the Asset Sale to FleetTALK Partners, LTD, we reported a net gain on the sale of operations in the amount of $1,661,000 for the period ended September 30, 2007 as compared with no gains for the same nine months of 2006 and a gain on the sale of other assets in the amount of $23,000 in 2007 as compared with none in 2006.

     Our net income for the period ended September 30, 2007 is $1,243,000, an increase of $1,782,000 over the net loss of $539,000 reported for the same period in 2006.

Financial Condition and Liquidity

     We had $395,000 in cash and cash equivalents at September 30, 2007 as compared with $101,000 at December 31, 2006. Our working capital at September 30, 2007 was $348,000 as compared with $20,000 at December 31, 2006. The increase in cash and working capital is a result of the cash purchase price of $2,050,000, less commissions paid of $205,000, in the Asset Sale and net of the dividend of approximately $1,167,000 paid in the third quarter.

     Cash used in operating activities was $153,000 for the third quarter of 2007, while cash used in operating activities was $182,000 for the same period in 2006.

     No cash was provided by or used in investing activities for the three months ended September 30, 2007 or 2006.

     Cash of $1,141,000 was used in financing activities during the three months ended September 30, 2007 compared with $0 for the same period in 2006. The cash used this quarter was in payment of the cash dividend of $1,167,000 netted with common stock subscriptions from the exercise of options in the amount of $27,000.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, and have concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to Champion is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls

     Based on the evaluation noted above, there were no material changes to our internal controls during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to affect, Champion's internal control over financial reporting.

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

Date: November 14, 2007

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