Form 10KSB
period 2007-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2008-03-11
CIK 1028921

United States
Securities and Exchange Commission
Washington, D. C. 20549
Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007.

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From to
Commission File Number 001-12565
Champion Communication Services, Inc.

Delaware	76-0448005
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1610 Woodstead Court, Suite 120
The Woodlands, Texas	77380
(Address of Principal Offices)	(Zip Code)
(281) 362-0144
(Issuer’s Telephone Number, including area code.)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which Registered
None	None
Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $.01 per share	None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑
State issuer’s revenues for its most recent fiscal year: $164,618
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of February 1, 2008, there were 4,665,842 shares of common stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 8, 2008 was $431,537 based upon the average OTCBB bid and ask price of the common stock on such date of U.S. $0.225 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.
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
THE COMPANY
          We were formed as a Delaware corporation in 1994. Our principal place of business is 1610 Woodstead Court, Suite 120, The Woodlands, Texas 77380. Our telephone number is (281) 362-0144.
          Prior to selling substantially all of our assets in May 2007, we provided high-powered trunked radio dispatch services in the United States. We served approximately 235 trunked dispatch customers domestically in metropolitan areas utilizing just under 3,500 subscriber units (either radio or base stations) in four states. Our customers were principally businesses and government agencies located in the metropolitan areas we served.
          Operators of dispatch services are regulated by the FCC. We provided services pursuant to a frequency-specific, site-specific FCC license. In addition to dispatch services, we offered vehicle tracking solutions as an alternative to voice only which provided the subscriber with cost effective, real-time vehicle tracking and mobile data processing.
          On February 13, 2007 we entered into an Asset Purchase Agreement (“Agreement”) agreeing to sell substantially all of our assets to FleetTALK Partners, Ltd. (“FleetTAlk”) for $2,050,000 (the “Asset Sale”). Stockholders representing 54% of our outstanding voting stock executed a written consent in lieu of a stockholders meeting approving the Agreement. In May 2007, after receiving all necessary approvals, we consummated the Asset Sale. Champion received $2,050,000 in gross proceeds from the Asset Sale and paid commissions in the amount of $205,000. The net book value of the assets sold was $183,615 and the gain recorded was $1,661,385, which is reflected in the statement of operations included in this filing. A special cash dividend of $0.25 per share, or approximately $1,170,000, was distributed on August 9, 2007 to all stockholders of record on August 3, 2007. FleetTALK purchased our licenses and related assets (e.g., facilities, equipment, customers and contracts), leaving the corporate shell and related assets. The Company’s equity securities are currently being traded on the NASDAQ Electronic Bulletin Board and the Pink Sheets in the United States. In Canada our shares are listed on NEX of the TSX Venture Exchange.
          As a result of the Asset Sale, we are currently referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. The Company’s current business plan is to locate and combine with an existing, privately-held company that desires to become a public corporation.
          Private companies wishing to become publicly traded may combine with a shell whereby the stockholders of the private company become the majority stockholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form which will result in the combined enterprise’s becoming a publicly-held corporation. Typically, the Board and officers of the private company become the new Board and officers of the combined company and often the name of the private company becomes the name of the combined entity.
          At the time of this filing, the Company has not reached any definitive understanding with any person concerning an acquisition. It is anticipated that the Company’s officers and directors will contact persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a shell entity. No assurance can be given that the Company will be successful in finding an acquisition candidate. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.
          The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition, these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum requirements in order to qualify shares for trading on an exchange. The Company anticipates that the business opportunities presented to it will (1) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (2) experiencing financial or operating difficulties; (3) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (4) or other similar characteristics. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.
          The Company does not propose to restrict its search to any particular geographical area or industry. The Company’s discretion in the selection of an entity with which to combine is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction may result in substantial gains to such stockholders.
          The sale of a controlling interest by certain principal stockholders of the Company may occur at a time when minority stockholders are unable to sell their shares because of the lack of an active public market for such shares. Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and Board positions with the Company in connection with the change of control. In the event of such a resignation, the Company’s current management would thereafter have no control over the conduct of the Company’s business.
          It is anticipated that business combination opportunities will come to the Company’s attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.
          Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company’s securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.
          It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. We have limited capital with which to pay these anticipated expenses. The time and costs required to select and evaluate an acquisition candidate and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws) cannot presently be ascertained with any degree of certainty.

          Our officers and directors only devote a portion of their time to the operations of the Company, and, accordingly, consummation of a business combination may require a greater period of time than if they devoted their full time to the Company’s affairs.
          Our stockholders will in all likelihood hold a substantially lesser percentage ownership interest (if any) in the Company following any merger or acquisition.
COMPETITION
          The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.
EMPLOYEES
          As of February 1, 2008, we no longer employ personnel, but our CEO and Vice President provide consulting services on an as needed basis.
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
We have no significant assets or financial resources and will likely continue to incur net operating losses for the indefinite future.
          The Company does not have significant assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. There is no assurance that the Company can identify an acquisition candidate and consummate such a business combination.
No agreement for a business combination is in place and there can be no assurance that a business combination will occur.
          The Company has no current definitive agreement with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying or concluding a business combination. No particular industry or specific business within an industry has been selected for an acquisition candidate. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require an acquisition candidate to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company or its stockholders.
Execution of the Company’s current business plan may be limited by the fact that the Company has only one director, two officers, and no employees.
          Our management consists only of Albert F. Richmond, Chief Executive Officer and sole director, and Pamela R. Cooper, Chief Financial Officer. While seeking a business combination, Mr. Richmond and Ms. Cooper will be the only people responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its two officers and one director when selecting an acquisition candidate. Mr. Richmond and Ms. Cooper anticipate devoting only a limited amount of time per month to the business of the Company. Both individuals are working as consultants, rather than employees, to the Company. The loss of the services of Mr. Richmond or Ms. Cooper would adversely affect the Company.
Certain conflicts of interest exist between the Company and its officers and director.
          Our two officers have other business interests to which they currently devote attention and expect to continue doing so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company. In addition, as of December 31, 2007, our executive officers owned approximately 59% of the issued and outstanding shares of the Company’s Common Stock. As a result of such ownership, such officers have the power effectively to control us, including the election of directors and the determination of matters requiring stockholder approval, including the proposed business combination. The officers may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction. Depending upon the nature of a proposed transaction, Company stockholders other than the officers may not be afforded the opportunity to approve or consent to a particular transaction.
The Company has very limited funds, and such funds may not be adequate to operate the Company, even on a limited basis.
          The Company has very limited funds, and no revenue-generating operations. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its ability to raise additional capital. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company or its successor.
There may be limited opportunities and significant competition for business opportunities or combinations.
          The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

SEC reporting requirements may delay or preclude acquisition.
          The Company may be required under the Exchange Act to provide certain information regarding an entity with which it combines, including audited financial statements. The additional time and costs that may be incurred by some potential acquisition candidates to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable combination with the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-KSB, including audited and pro forma financial statements. The SEC subjects these filings to its standards of review selection, and the SEC may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the SEC has determined that it will not review the 8-K filing or all of the comments have been cleared by the SEC.
Completion of a business combination by the Company will likely result in a change in control and management.
          In conjunction with completion of an acquisition or business combination, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents a majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current majority stockholders of the Company may agree to sell or transfer all or a portion of the Company’s common stock they own to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officers and director of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.
Completion of a business combination will likely result in significant dilution to the current stockholders of the Company.
          A business combination will likely involve the issuance of a significant number of additional shares by the Company to the target, resulting in immediate and significant dilution to the current stockholders of the Company. In addition, such combination generally will cause the per share value of the Company’s common stock to increase or decrease, perhaps significantly.
The tax treatment of a potential business combination may have adverse effects on the Company.
          Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.
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

          The issuance of preferred stock or additional shares of Common Stock (including in connection with the proposed business combination) could adversely affect the voting power of purchasers of Common Stock.
ITEM 2. DESCRIPTION OF PROPERTY
          Prior to the Asset Sale, we leased 3,221 square feet of office space in The Woodlands, Texas, a suburb of Houston, Texas, where our principal offices were located. In conjunction with the Asset Sale, we identified a substitute tenant for this space and negotiated a termination of our lease agreement with our landlord. Simultaneously, we entered into a sublease of 793 square feet in the same building for a six month period expiring December 31, 2007.
          Prior to the Asset Sale, we leased antenna and repeater space on approximately 43 tower sites. Other than our lease on the Wells Fargo Building in Houston, Texas, no one lease was material to our business. As part of the Asset Sale, FleetTALK assumed and obtained an assignment of our obligations under all of these leases. The leases were generally for terms of one to five years and month-to-month thereafter. All but the following leases expired during 2007:

Location	Lease Expiration
Houston, TX	May 2009
Washington, DC	July 2009
Baltimore, MD	March 2010
ITEM 3. LEGAL PROCEEDINGS
          We are not currently party to any legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          Our Common Stock is currently traded on the NEX of the TSX Venture Exchange under the symbol CHP.H and quoted on the U.S. OTC Bulletin Board under the symbol CCMS. For each fiscal quarter during the years ended December 31, 2006 and December 31, 2007, the high and low bid prices were as follows:

	U. S. OTC Bulletin Board		TSX Venture Exchange
	(All amounts are in U.S. $)		(All amounts are in CDN $)
Quarter Ended	High	Low	High	Low
March 31, 2006	$0.27	$0.27	$0.07	$0.07
June 30, 2006	$0.38	$0.38	$0.05	$0.05
September 30, 2006	$0.28	$0.28	$0.09	$0.09

	U. S. OTC Bulletin Board		TSX Venture Exchange
	(All amounts are in U.S. $)		(All amounts are in CDN $)
Quarter Ended	High	Low	High	Low
December 31, 2006	$0.23	$0.17	$0.13	$0.13
March 31, 2007	$0.39	$0.39	$0.275	$0.275
June 30, 2007	$0.36	$0.31	$0.23	$0.23
September 30, 2007	$0.30	$0.26	$0.25	$0.25
December 31, 2007	$0.40	$0.39	$0.28	$0.28
          The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.
          As of February 1, 2008, our Common Stock was held by 217 stockholders of record.
          On August 9, 2007, a portion of the proceeds from the Asset Sale were distributed to stockholders of record as of August 3, 2007 in the form of a one-time special cash dividend of $0.25 per share,. We retained an amount of cash estimated to maintain our corporate existence for some period of time until a final outcome is achieved for the remaining public shell. The payment of any distributions or dividends in the future will depend on our earnings, capital requirements, operating and financial position and general business conditions.
During the year ended December 31, 2007 employee and non-employee directors exercised options to purchase 142,000 shares of our common stock for an aggregate of $39,500.
The following table provides information regarding outstanding options, warrants and rights as of December 31, 2007:

(C)
Number of Shares
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity compensation plans approved by stockholders	None	None	None

Equity compensation plans not approved by stockholders	None	None	None
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
RESULTS OF OPERATIONS
          Prior to the Asset Sale, our primary business was two-way radio dispatch communications and due to the relationship between our primary business and spectrum, in past years we were successful, periodically, in obtaining and marketing spectrum frequencies at significant gross margins. These successes generated significant fluctuations in our revenues and gross margins from year to year of a positive nature. As a result of changes in the industry, the market for spectrum has dissipated. We sold the Illinois, Indiana and Florida operational areas in 2005 and in May 2007 the remaining North America operational areas were sold with all FCC and other required consents. During the interim time period after entering into the Agreement for the Asset Sale, but prior to receiving all requisite approvals, the purchaser operated the systems under a management agreement.
          Our Company remains a reporting public shell and we are pursuing various opportunities to capitalize upon this status through a merger or sale to or with a private company that seeks public status. There are no assurances we will be successful in finding a company to sell to or with which to merge, or that our limited remaining capital will permit us to continue until a potential merger or acquisition candidate is identified.
December 31, 2007 Compared to December 31, 2006
          In the past, we were successful buying and selling spectrum. While these transactions were sporadic, they were also profitable. This allowed us the opportunity to maximize company value for the stockholders, but in consideration of the unknown time frame and the extensive competition for customers we concluded it in our best interest to accept an offer to sell our systems prior to losing value due to the negative cash flow of the operations. Thus, we engaged in the Asset Sale during the second quarter of 2007.
          Total revenues for 2007 were $165,000, compared with $1,186,000 for 2006. The decrease of $1,021,000 reflects only two months of operation in January and February of 2007 compared with a full year in 2006. As a result of the Asset Sale, the Company has ceased all revenue activities.
          Costs of sales decreased from $877,000 in 2006 to $153,000 in 2007 corresponding to only two months of operation in 2007.
          Amortization and depreciation expense was incurred for two months totaling $27,000 for 2007 compared with a full year in 2006 of $163,000. This decrease reflects the sale of our assets and the cessation of depreciation and amortization.
          General and administrative expenses decreased to $487,000 for 2007, down $425,000, or 47%, from 2006. These savings reflected the closure of significant operations and termination of all employees effective June 30, 2007. In an effort to maintain the corporate shell, liquidate any remaining assets, settle all commitments and identify a viable merger candidate we continue to incur minimal general and administrative expenses.
          We recognized a net gain in 2007 of $1,690,000 from the Asset Sale, compared with a $5,000 gain on the sale of miscellaneous assets in 2006. In addition, in 2007 we incurred a net loss of $6,000 in conjunction with the liquidation of our international operations.
          Interest income for 2007 was $43,000 compared with $9,000 for 2006. This increase was due to investing the proceeds from the Asset Sale prior to payment of the special cash dividend in August 2007.
          We reported net income of $1,229,000 for the year ended December 31, 2007 compared with a net loss of $760,000 for the year ended December 31, 2006. The net income for the year ended December 31, 2007 was primarily attributable to the proceeds from the Asset Sale.

LIQUIDITY AND CAPITAL RESOURCES
          At December 31, 2007, we had cash and cash equivalents of $392,000 compared with $101,000 at December 31, 2006. We completed the sale of substantially all our assets and operations in the second quarter of 2007. For a discussion of the transaction, see Item 1 above.
          Our working capital at December 31, 2007 was $353,000 compared with $20,000 at December 31, 2006.
          Net cash used in operating activities was $447,000 for 2007 compared with $565,000 in 2006.
          Net cash provided by investing activities was $1,888,000 for 2007 compared with net cash used of $10,000 in 2006.
          Net cash used in financing activities was $1,150,000 in 2007 compared to $33,000 in 2006. In August 2007, the majority of the proceeds from the Asset Sale were distributed to stockholders of record as of August 3, 2007.
          Because we have no operations with which to generate revenue, if our current capital is diminished prior to entering into a business combination, we may not be able to continue our corporate existence.
SUMMARY OF CRITICAL ACCOUNTING POLICIES
Communications Equipment and Related Assets
          Communications equipment and related assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.
Other Assets
          Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz were capitalized as part of the cost of the licenses. Licenses that were used by Champion were capitalized and amortized under the straight-line method for 5 to 10 years.
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          The following table sets forth certain information with respect to each director and each executive officer of the Company:

Name	Age	Position
Albert F. Richmond (1)(2) Houston, Texas	66	Chairman of the Board, Chief Executive Officer and President
Pamela R. Cooper Spring, Texas	55	Chief Financial Officer, Treasurer, Secretary and Controller
Peter F. Dicks (3) London, England	65	Director
James H. Grossman (3) San Francisco, California	68	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Resigned their positions effective February 22, 2006
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
PAMELA R. COOPER has served as Controller and Treasurer since April 1, 1995 and as Executive Vice-President since February 2003. From October 1988 until April 1, 1995 she operated as PRC Consulting, providing accounting and administrative services for clients and prior to that was the controller of Easley Investments.. Ms. Cooper graduated from Southern Methodist University with a Bachelor of Business Administration degree in 1974.
Audit Committee and Audit Committee Financial Expert
          Prior to February 22, 2006, our Audit Committee consisted of Peter F. Dicks, James H. Grossman and Albert F. Richmond. Messrs. Dicks and Grossman resigned from the Board effective February 22, 2006. As Mr. Richmond is currently the Company’s only director, the entire Board serves as our “Audit Committee” in accordance with Section 3(a)(58)(B) of the Exchange Act. Our Board of Directors determined that the Audit Committee does not have any “audit committee financial expert,” as defined by applicable law. The cost to retain an audit committee financial expert at this time is viewed as cost prohibitive. However, the Board of Directors believes that each Audit Committee member has sufficient knowledge in financial auditing matters to serve on the Committee. The Committee has the authority to engage legal counsel or other experts or consultants, as it deems necessary to carry out its responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance
          Based on a review of Forms 3, 4 and 5 furnished to the Company, all of the Company’s officers and directors and beneficial owners of ten percent of the Company’s Common Stock were in compliance with the reporting requirements of Section 16(a) during the fiscal year ended December 31, 2007, with the following exception:
          On July 9, 2007, 116,258 shares were issued by the Company to Albert F. Richmond as settlement of his deferred stock compensation plan. This issuance was not timely reported on Form 4 by Mr. Richmond.
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
ITEM 10. EXECUTIVE COMPENSATION
Compensation of Directors
          We paid our non-employee directors a $10,000 per year retainer, with an additional $2,000 per year for committee members. We also reimbursed our directors for expenses incurred in attending meetings. No payments were made to our non-employee directors subsequent to their resignations.
Compensation of Executive Officers
          The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by our Chief Executive Officer and our other most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended December 31, 2007:
SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified
					Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal					Awards	Awards	Compensation	Compensation	Compensation
Position	Year	Salary ($)		Bonus ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Albert F. Richmond	2007	$26,966	(1)	—	—	—	—	—	—	$26,966
Chief Executive Officer	2006	$36,000	(1)	—	$23,735 (2)	—	—	—	—	$59,735

Pamela R. Cooper	2007	$46,500		—	—	—	—	—	$6,020 (3)	$52,520
Chief Financial Officer	2006	$108,325		—	—	—	—	—	—	$108,325

(1)	Does not include $205,000 paid as commission in 2007 to Richmond Holdings, Inc ( see “Employment and Other Agreements” below)., earned as a result of the sale of the North America operations.

(2)	Mr. Richmond entered into a Deferred Compensation Agreement with the Company effective October 4, 2006 allowing him to receive 50% of his annual salary in the form of stock. Under this agreement he was granted deferred stock compensation equivalent to $12,500 for 2006 and $11,235 for 2005. These amounts represented 116,258 shares of our common stock which were issued to Mr. Richmond in 2007.

(3)	Includes $6,020 paid as consulting fees to PRC Consulting, a sole proprietorship, for services rendered to the Company by Pamela R. Cooper on an as needed basis subsequent to the termination of all employees.
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
          On October 4, 2006 we entered into a Deferred Compensation Agreement with Mr. Richmond providing that 50% of his annual salary would be paid in the form of stock contributed to his deferred compensation plan and 50% would be in cash salary going forward. The agreement specified that Mr. Richmond would be paid $11,235 in deferred stock for 2005 and $12,500 for 2006 resulting in a total deferred stock liability in Mr. Richmond’s plan of $23,735 at December 31, 2006 and the issuance of 116,258 shares of common stock to Mr. Richmond during the year ended December 31, 2007.
Equity Awards
All stock options and equity awards held by named executives were exercised or expired during the year ended December 31, 2007.
Director Compensation
The following table provides certain summary information concerning the compensation paid to our non-executive directors during the years ended December 31, 2007 and 2006. All compensation paid to our directors who are also executive officers is set forth in the table under “Executive Compensation.”
DIRECTOR COMPENSATION

	Fees
	Earned or
	Paid	Stock	Option	Non-Equity	Nonqualified	All Other
Name	in Cash ($)	Awards ($)	Awards ($)	Incentive Plan	Deferred	Compensation ($)	Total ($)

Peter F. Dicks	— (1)	—	—	—	—	—	—
James H. Grossman	— (1)	—	—	—	—	—	—

(1)	Mr. Dicks and Mr. Grossman resigned from our Board of Directors, Audit and Compensation Committees effective as of February 22, 2006. Our Directors were paid no compensation for 2006; however, we extended the exercise date for options granted to the outside directors from 90 days to two years after termination of service. Both Mr. Dicks and Mr. Grossman exercised options for 40,000 shares each in 2007 in exchange for $12,300.
[Limitation of Liability and Indemnification of Executive Officers
As permitted by the Delaware General Corporation Law, our Certificate of Incorporation and Bylaws limit or eliminate the personal liability of our directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, directors exercise an informed business judgment based on all material information reasonably available to them. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:
☐	any breach of the director’s duty of loyalty to us or our stockholders;

☐	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

☐	unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; or

☐	any transaction from which the director derived an improper personal benefit.
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
Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 1, 2008 by (i) each director and officer of the Company, (ii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

			Percent
			Beneficially
Name of Beneficial Owner (1)	Number of Shares		Owned
Albert F. Richmond	2,533,548	(2)	54.30%

Pamela R. Cooper	213,769	(3)	4.58%

All executive officers and directors as a group	2,747,317		58.88%

(1)	Except as otherwise noted, the address of each holder is 1610 Woodstead Court, Suite 120, The Woodlands, Texas 77380.

(2)	Includes 199,900 shares held in Richmond Holdings, Inc. of which Albert F. Richmond is the sole stockholder. Includes 32,500 shares held by Morgan Stanley D.W. Inc., as Custodian of IRA for Linda L. Richmond and 269,240

shares held by Morgan Stanley D. W. Inc., Ttee. FBO for Albert F. Richmond, IRA.

(3)	Includes 11,700 shares held by JP Morgan Securities, as Custodian of IRA and 179,869 shares held by RBC Dain Rauscher, as Custodian of IRA.
Equity Compensation Plan Information
          The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our 1996 incentive plan. The plan expired on its ten year anniversary date in November 2007 and all options had either expired or been exercised.

(C)
Number of Shares
	(A)		Remaining Available for
		(B)	Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity compensation plans approved by stockholders	—	$—	None

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
          Effective July 1, 2004 and amended July 1, 2006 Mr. Albert F. Richmond, Chief Executive Officer, agreed to reduce his annual salary to $50,000, of which 50% was to be paid in the form of stock contributed to his deferred compensation plan, in lieu of a success based commission, to be paid as a percentage of the gross sales price of all system sales going forward. An agreement was executed between Richmond Holdings, Inc. (RHI), a subchapter S corporation, of which Mr. Albert F. Richmond is the sole stockholder, and us to memorialize the commission to be paid to Mr. Richmond. During the year ended December 31, 2007, RHI received a commission of $205,000 related to the sale of the Company’s operation assets to FleetTALK Partners Ltd. effective March 1, 2007.
          As of the date of this report, Albert F. Richmond, our President and CEO, is the only member of our Board of Directors and would not qualify as “independent.” In making that determination, we used the definitions of independence of Nasdaq, even though such definitions do not currently apply to us because we are not listed on Nasdaq. We do not have a separately designated compensation, nominating or audit committee.

ITEM 13. EXHIBITS

Incorporated by
Number	Description	Reference to

3.1	Certificate of Incorporation filed September 29, 1994.	Exhibit 3.1 to the Registration Statement on Form 10-SB effective February 13, 1997
(File No. 0-29032)

3.2	Certificate of Amendment to Certificate of Incorporation filed January 26, 1996.	Exhibit 3.2 to the Registration Statement on Form 10-SB effective February 13, 1997
(File No. 0-29032)

3.3	Certificate of Amendment to Certificate of Incorporation filed April 23, 1996.	Exhibit 3.3 to the Registration Statement on Form 10-SB effective February 13, 1997
(File No. 0-29032)

3.4	By-laws dated September 29, 1994.	Exhibit 3.4 to the Registration Statement on Form 10-SB effective February 13, 1997
(File No. 0-29032)

3.5	Amended and Restated By-laws, as adopted January 23, 2002.	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed February 6, 2002 (File No. 001-12565)

4.1	Specimen Common Stock share certificate.	Exhibit 4.1 to the Registration Statement on Form 10-SB effective February 13, 1997
(File No. 0-29032)

4.2	Pages from Certificate of Incorporation and By-laws defining rights of stockholders - included in Exhibits 3.1, 3.2, 3.3 and 3.4.	Exhibit 4.2 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

10.1	Form of Indemnification Agreement between officers and director of the Company and the Company.	Exhibit 10.27 to the Registration Statement on Form 10-SB effective February 13, 1997
(File No. 0-29032)

10.3	Lease Agreement dated January 1, 2000, between Woodlands office Equities 95 Limited and the Company.	Exhibit 10.30 to the 10-KSB filed March 30, 2000 (File No. 001-12565)

10.4	Lease Amendment dated November 10, 2005 between Woodstead-Grogan Operating Associates, L.P. and the Company	Exhibit 10.42 to the 10-KSB filed April 15, 2007 (File No. 001-12565)

10.5	Master Antenna Site Lease No. 130 dated February 1, 1999 between Pinnacle Towers, Inc. and the Company	Exhibit 10.50 to the 10-KSB filed March 31, 2003 (File No. 001-12565)

10.6**	Commission Agreement dated July 1, 2004, between Richmond Holdings, Inc. and the Company	Exhibit 10.6 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

10.7	Asset Purchase Agreement, dated December 30, 2004 between ESP Wireless Technology Group, Inc. and the Company	Exhibit 10.7 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

Incorporated by
Number	Description	Reference to

10.8	Asset Purchase Agreement, dated February 13, 2007, between FleetTALK Partners, Ltd. and the Company	Exhibit 10.1 to the 8-K filed February 20, 2007

10.9	Management Agreement, dated February 13, 2007 between FleetTALK Partners Ltd and the Company	Exhibit 10.2 to the 8-K filed February 20, 2007

10.10**	Deferred Compensation Agreement, dated October 4, 2006 between Albert F. Richmond and the Company	Exhibit 10.1 to the Form 10-QSB filed November 14, 2006

10.11	Commission Agreement Amendment dated July 1, 2006 between Richmond Holdings, Inc. and the Company	Exhibit 10.11 to the 10-KSB filed April 15, 2007 (File No. 001-12565)

21	Subsidiaries	Exhibit 21 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

24.1	Power of Attorney (included on signature page)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management contract or executive compensation plan or arrangement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Aggregate fees billed to the Company for the years ended December 31, 2007 and 2006 by GLO CPAs, LLP, the Company’s independent auditors were as follows:

	Fiscal year ended
	2007	2006
Audit Fees (1)	$32,508	$47,000
Audit-Related Fees (2)	323	3,785

Total Audit and Audit-Related Fees	$32,831	$50,785

(1)	The fees billed to us by GLO CPAs, LLP represent fees for professional services rendered in connection with the engagement to audit and report on the financial statements, review of quarterly and annual financial statements.

(2)	Audit-related fees for assurance and related services that are reasonably related to the performance or review of our financial statements and are not included above as “Audit Fees.”

          Our Board reviews and pre-approves all audit services and permitted non-audit services provided by the independent auditors to us. These services may include audit services, audit-related services, tax services and other services. The Board considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. There are no exceptions to the policy of securing pre-approval of the Board for any service provided by our independent accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d), the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending December 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, and State of Texas, on the 7th day of March, 2008.

CHAMPION COMMUNICATION SERVICES, INC.
By:	/s/ Albert F. Richmond
Albert F. Richmond,
Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY TO SIGN AMENDMENTS
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-KSB, Annual Report, for year ending December 31, 2007, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert F. Richmond Albert F. Richmond	Chairman of the Board, Chief Executive Officer and President	March 7, 2008

/s/ Pamela R. Cooper Pamela R. Cooper	Chief Financial Officer, Treasurer, and Controller	March 7, 2008

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets, December 31, 2007 and 2006	F-3

Consolidated Statements of Operations, Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows, Years Ended December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 1350

Report of Independent Registered Public Accounting Firm
The Board of Directors
Champion Communication Services, Inc.
The Woodlands, Texas
We have audited the accompanying consolidated balance sheet of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statement of operations, stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of Champion Communication Services, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 13, the Company has completed the sale of its assets in the year ended December 31, 2007. As disclosed by the Company in note 13, the Company is intending to identify a merger candidate.
/s/ GLO CPAs, LLLP
Houston, Texas
March 6, 2008

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$391,885	$100,849
Accounts receivable, net of allowance for doubtful accounts of $13,054 and $14,219, respectively (Note 2)	11,024	47,145
Prepaid expenses and other	1,792	33,667

Total Current Assets	404,701	181,661

Communications equipment and related assets, net of accumulated depreciation of $9,430 and $1,463,027, respectively	1,339	220,397
Other assets, net of amortization of $0 and $976,794 respectively	—	11,820
Other assets	—	23,356

	$406,040	$437,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,069	$46,181
Accrued expenses	40,673	115,326
Customer deposits	—	400

Total Current Liabilities	51,742	161,907

Deferred stock compensation	—	23,735

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none Issued and outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,665,842 shares issued and outstanding at December 31, 2007 and 4,448,302 shares issued and outstanding at December 31, 2006	46,658	44,838
Additional paid-in capital	2,558,591	3,686,922
Retained deficit	(2,250,951)	(3,480,168)

Total Stockholders’ Equity	354,298	251,592

	$406,040	$437,234

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006

Revenues
Dispatch communications	$164,618	$1,105,718
Equipment sales and service	—	69,206
Spectrum sales and fees	—	11,405

Total Revenues	164,618	1,186,329

Operating expenses:
Cost of sales:
Dispatch communications	153,048	872,119
Equipment sales and service	—	4,586

Total Cost of Sales	153,048	876,705

Gross Margin	11,570	309,624

Bad debt expense	(4,282)	(281)
Depreciation and amortization	26,576	162,562
General and administrative expenses	487,102	912,421
Net (gain) loss on disposal/sale of fixed and other assets	—	4,677

Operating income (loss)	(497,826)	(769,755)

Other income (expenses):
Interest income	43,830	9,453
Interest expense	(494)	(135)

Loss from continuing operations	(454,490)	(760,437)

Loss on liquidation of subsidiaries	(6,264)	—
Gain on sale of operations	1,689,971	—

Income (loss) before income taxes	1,229,217	(760,437)

Net income (loss)	$1,229,217	$(760,437)

Weighted average common shares outstanding	4,563,682	4,479,675

Diluted weighted average common shares outstanding	4,563,682	4,496,339

Basic earnings (loss) per share:
net income (loss)	$0.27	$(0.17)

Diluted earnings (loss) per share:
net income (loss)	$0.27	$(0.17)

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

			Additional	Retained	Total
	Common stock	Common	paid-in	earnings	stockholders
	shares	stock	capital	(deficit)	equity

Balance at December 31, 2005	4,375,119	$43,751	$3,668,850	($2,719,731)	$992,870

Purchase of common stock	(106,722)	(1,067)	(31,471)	—	(32,538)

Contribution of common stock to Company 401(k) Plan	215,405	2,154	49,543	—	51,697

Net loss for 2006	—	—	—	(760,437)	(760,437)

Balance at December 31, 2006	4,483,802	44,838	3,686,922	(3,480,168)	251,592

Issuance of deferred compensation stock	116,258	1,162	22,572	—	23,734

Retirement of common stock in Company 401(k) Plan	(71,218)	(712)	(20,653)	—	(21,365)

Purchase of common stock	142,000	1,420	38,160	—	39,580

Repurchase of common stock	(5,000)	(50)	(1,665)		(1,715)

Distribution of capital			(1,166,745)		(1,166,745)

Net income for 2007	—	—	—	1,229,217	1,229,217

Balance at December 31, 2007	4,665,842	$46,658	$2,558,591	($2,250,951)	$354,298

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,229,217	($760,437)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	26,576	162,562
(Gain) loss on sale/disposal of fixed and other assets	(1,683,706)	4,677
Bad debt expense	(4,282)	14,800
Change in assets and liabilities:
Accounts receivable	40,403	(8,113)
Prepaid expenses	31,874	20,400
Other assets	23,356	4,035
Accounts payable	(35,113)	6,463
Accrued expenses	(74,653)	(9,881)
License sales and customer deposits	(400)	—

Net cash used in operating activities	(446,728)	(565,494)

Cash flows from investing activities:
Purchases of fixed and other assets	(2,064)	(10,036)
Proceeds from sale of fixed and other assets	1,890,073	301

Net cash provided by (used in) investing activities	1,888,009	(9,735)

Cash flows from financing activities:
Common stock subscribed	39,580	—
Repurchase of stock	(23,080)	(32,538)
Distribution of capital	(1,166,745)	—

Net cash used in financing activities	(1,150,245)	(32,538)

Increase (decrease) in cash and cash equivalents	291,036	(607,767)

Cash and cash equivalents at beginning of year	100,849	708,616

Cash and cash equivalents at end of year	$391,885	$100,849

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$135	$135

Non-cash transactions:
Issuance of common stock for accrued expenses	$51,697	$51,697

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(1) Summary of Significant Accounting Policies
     (a) Description of Business
     Prior to the sale of operations in 2007, Champion Communication Services, Inc. provided high-powered community repeater dispatch services operating within the 450 — 512 MHz wirh limited operations in the 800 MHz frequency band in the United States. Our customers were primarily business and government agencies located in metropolitan geographic regions. We provided customers with dispatch airtime and data transmission service.
     We formed Champion Wireless International B.V. and Champion Vietnam Wireless B.V., both Netherlands companies, and Champion Wireless Systems International N.V., a Netherlands Antilles company, as wholly owned subsidiaries in anticipation of developing operations internationally to manufacture and assemble communication equipment for local and export sales offering the SkyLink™ product line of wireless local loop telephony. These opportunities did not enjoy the success we targeted and as such we began the process of liquidating these subsidiaries in 2006 beginning with Champion Wireless Solutions Vietnam Ltd.
     (b) Organization and Basis of Presentation
     Champion’s securities are registered with the Securities and Exchange Commission in the United States of America and were listed on the TSX Venture Exchange. In Canada, a company that is in the majority dormant without operational assets is transferred to the NEX Exchange and as of December 31, 2007 Champion is now listed there.
     The consolidated financial statements include the accounts of Champion Communication Services, Inc. and its wholly owned subsidiaries, Champion Wireless International B.V., Champion Vietnam Wireless B.V., Champion Wireless Solutions (Vietnam), Limited and Champion Wireless Systems International N.V. which have all been liquidated as of December 31, 2007. All significant intercompany transactions and balances were have been eliminated in consolidation at December 31, 2006
     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The differences between accounting principles generally accepted in the United States of America and Canada would not have a material impact on the accompanying financial statements.
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

(1) Summary of Significant Accounting Policies, (continued)
     (f) Other Assets
     Fees associated with obtaining Federal Communication Commission (FCC) licenses for 450-470 MHz, 470-512 MHz and 800 MHz were capitalized as part of the cost of the licenses. Licenses that were used by Champion are capitalized and amortized under the straight-line method for 5 to 10 years.
     (g) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
     Management reviewed long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets, which considered discounted future net cash flows. All operational assets of Champion were sold during the year ended December 31, 2007 and thus no impairment was required as at December 31, 2007 and the analysis of the long-lived assets as of December 31, 2006 had also indicated there was no impairment.
     (h) Accrued Expenses
     Accrued expenses at December 31, 2007 consist primarily of our audit and tax preparation accrual totaling $27,000 and accrued tower rents totaling $13,000. At December 31, 2006, accrued expenses consisted primarily of accrued audit and tax preparation of $40,000, accrued tower rents totaling $13,000 with the balance including normal course of business liabilities.
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
     (j) Net Income (Loss) Per Common Share
     The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. As of December 31, 2007 there are no potential dilutive securities outstanding.
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

(l) Summary of Significant Accounting Policies, (continued)
in the United States of America. There are no significant differences between the United States of America and Canadian GAAP affecting our financial statements.
     (m) Recent Accounting Pronouncements
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
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. At this current time, we do not believe that adoption of SFAS No. 160 would have any effect on our financial statements.
     On January 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. As we do not currently have a plan for compensated absences under a sabbatical or similar benefit arrangement, the adoption of EITF 06-2 had no effect on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning January 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b — Effective Date of FASB Statement No. 157 ) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). The Company adopted FIN 48 on January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The Company does not believe it has any uncertain tax positions and has therefore not made any adjustments to the January 1, 2007 retained deficit nor has the Company recognized any uncertain tax positions as of December 31, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
     Champion does not expect adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.
     (n) Revenue Recognition
     During the course of our business customers were invoiced and billed the fee for their monthly service at the first of each month and revenue was recorded for each user for one month.
(2) Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable were customer obligations due under normal trade terms. Management monitored the credit performance of customers’ financial conditions.
     Management reviewed accounts receivable on a quarterly basis to determine if any receivables were potentially uncollectible. Accounts receivable balances that we determined to be uncollectible, have been included in the allowance for doubtful accounts. If all attempts to collect any remaining receivables fail, the receivables will be written off against the allowance. Based on the information available, we have established an allowance for doubtful accounts as of December 31, 2007 equal to trade accounts receivable.
(3) Concentration of Credit Risk
     Champion maintains cash deposits predominantly in U.S. banks, which, from time to time, exceed the amount of depositors insurance available. Management assesses the financial condition of these banks and believes that the possibility of any credit loss is minimal.
(4) Communication Equipment, Related Assets and, Intangible Assets
     Communication equipment and related assets at December 31, 2007 and 2006 was comprised of the following:

		December 31, 2007
	Asset		Accumulated	Net
	Life	Cost	Depreciation	Balance
Communication equipment and related assets:
Base station and related equipment	5 to 10 years	$—	$—	$—
Other furniture, data processing and communications equipment	2 to 5 years	10,769	9,430	1,339

		$10,769	$9,430	$1,339

(4) Communication Equipment, Related Assets, and Intangible Assets (continued)

		December 31, 2006
	Asset		Accumulated	Net
	Life	Cost	Depreciation	Balance
Base station and related equipment	5 to 10 years	$1,411,930	$1,200,747	$211,183
Other furniture, data processing and communications equipment	2 to 5 years	271,495	262,281	9,214

		$1,683,425	$1,463,028	$220,397

December 31, 2007
	Asset		Accumulated	Net
	Life	Cost	Amortization	Balance
Intangible assets:
Licenses and other intangible assets	5 to 10 years	$—	$—	$—

		December 31, 2006
	Asset		Accumulated	Net
	Life	Cost	Amortization	Balance
Licenses and other intangible assets	5 to 10 years	$988,613	$976,794	$11,819

     During the year ended December 31, 2007, we sold substantially all operational, office and computers assets with a net book value of $211,194 were sold for a total of $1,895,500 creating a net gain of $1,684,306. During the year ended December 31, 2006, office equipment and computers with a net book value of $0 were sold for $301 and we disposed of communication equipment with a net book value of $4,978 creating a net loss of $4,677. Depreciation and amortization expense was $26,576 and $162,562 for the years ending December 31, 2007 and 2006, respectively.
(5) Income Taxes
Components—Current and Deferred
The provisions for income taxes consist of the following components:

	2007	2006
Current (reduced by tax credits of $396,787 in 2007 and $0 in 2006)	$0	$0
Deferred benefit	(0)	(0)

	$0	$0

(5) Income Taxes (continued)
Temporary Differences and Rate Reconciliations
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

December 31,	2007	2006

Deferred tax assets:
Liabilities and reserves	$4,438	$0
Net operating loss carryforwards	56,732	260,000

Gross deferred tax assets	61,170	260,000
Valuation allowance	(53,311)	(260,000)

Total	$7,859	$0

Deferred tax liabilities:
Property, plant, and equipment	$(7,859)	$0

Total	$(7,859)	0

Net deferred tax asset (liability)	$0	$0

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Year Ended December 31,	2007	2006

Statutory U.S. federal rate	34.0%	0.0%
State income taxes—net of federal benefit	0.0	0.0
Earning in jurisdictions taxed at rates different from the U.S. federal rate	(0.0)	(0.0)
Effect of tax benefit of net operating loss carryforward	(34.0)	(0.0)
Other—net	0.0	0.0

	0%	0%

(5) Income Taxes (continued)
Operating Loss and Tax Credit Carryforwards
The Company has loss carryforwards totaling $166,859 that may be offset against future taxable income. If not used, the carryforwards and credits will expire as follows:

Operating
Losses

Year 2021	$166,859

$166,859
(6) Stockholders’ Equity
     During the year ended December 31, 2007 options to purchase 142,000 shares of our stock in exchange for $39,580 were exercised, all other options to purchase shares expired unexercised. Additionally, 116,258 shares were issued to our CEO as settlement of his deferred stock compensation plan. During the year ended December 31, 2006, Champion issued 215,405 shares at $0.24 per share in connection with our contribution to match employee’s 2005 participation in our 401(K) plan.
     During the year ended December 31, 2007 we acquired, to be retired, 76,218 shares of common stock at prices averaging $0.30 per share. During the year ended December 31, 2006, we acquired, to be retired, 106,722 shares of our common stock at prices averaging $0.30 per share.
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
     The weighted average fair value of the stock options granted during fiscal 2006 was $0.23. Variables used in the Black-Scholes option-pricing model include (1) 4.35% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 77%, and (4) zero expected dividends.
     In 1996, Champion adopted the “1996 Incentive Plan” (the Plan) to provide incentive options, non-statutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons. The Plan authorized grants of options to purchase up to 500,000 shares of common stock. Stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant. The Plan had a ten year duration beginning November 1, 1996 and as such no awards remained available for grant under the Plan after October 31, 2006. All stock options issued under the Plan had 10-year terms. Options granted to employees prior to August 1, 2000, vested and become fully exercisable after a range of two to six years from the date of grant. For options granted to employees after August 1, 2000, twenty-five percent (25%) vested and became exercisable immediately and twenty-five percent (25%) vested and became exercisable in each of the three following years, allowing for some exceptions of

(7) Stock Options (continued)
accelerated vesting at the discretion of the Board of Directors. Options granted to non-employee directors vested and become exercisable immediately upon issuance.
     During the year ended December 31, 2007 142,000 options to purchase common stock were exercised in exchange for $39,850 and all other outstanding options expired unexercised. At December 31, 2007 and 2006, there were 0 and 425,500 options granted outstanding, respectively.
     During the years ended December 31, 2007 and 2006, Champion granted no options to purchase shares of common stock to its employees or directors and retired 283,500 and 21,500 options, respectively.

	Number of	Weighted-average
	Options	exercise price
Balance at December 2005	447,000	0.65
Granted	—	—
Forfeited	(21,500)	2.25

Balance at December 2006	425,500	0.58
Granted	—	—
Exercised	142,000	0.28
Forfeited	(283,500)	0.73

Balance at December 2007	—	$0.00

(8) 401(k) Plan
     In January 1996, Champion adopted a 401(k) Plan (the “401(k) Plan”) under which all employees who have completed three months of service are eligible to participate. Participants may elect to defer the receipt of up to 15% of their annual compensation (up to a maximum dollar amount established in accordance with Section 401(k) of the Internal Revenue Code) and have such deferred amounts contributed to the 401(k) Plan. Champion at its discretion, made matching contributions to the extent it deemed appropriate. The Board of Directors elected to not match the 2006 contributions. The contribution made in 2006 for the year ended December 31, 2005 amounted to $51,697.
     Corresponding to the sale of significantly all its operations and assets, which eliminated all employees, Champion terminated its 401(k) Plan effective December 31, 2007.
(9) Related Party Transactions
     In 2007, Richmond Holdings, Inc. was paid $205,000 as commission for the sale of the operations and assets of the company and there were no payments made to related parties in 2006. Richmond Holdings, Inc. is a subchapter S corporation owned 100% by Albert F. Richmond, CEO of Champion.
(10) Commitments and Contingencies
Lease Commitments
At December 31, 2007 Champion had no commitments under non-cancelable operating lease agreements for the rental of office and tower space. Champion terminated its office rental agreement and assigned its tower space lease agreements to as part of its sale of operations and assets to FleetTALK Partners, Ltd. as of December 31, 2007. We entered into a six month sublease for office space as part of the termination of the office rental agreement to provide adequate time to conclude the operations of the remaining business. The sublease expired December 31, 2007 and we entered into a month to month lease until such time as the company has achieved full closure and completed all required filings.
     During the year ended December 31, 2007, Champion incurred $50,758 in office rental expense and $135,087 in tower rental expense. During the year ended December 31, 2006 we incurred $71,101 in office rental expense and $758,577 in tower rental expense.
Legal Proceedings
     From time to time, Champion was involved in discussions relating to various claims arising in the ordinary course of business. Management reviewed any claims with legal counsel and all actions were without merit or the ultimate liability, if any, resulting from them did not have a material affect on our financial position.
(11) Segment Reporting
     Champion had two geographic reportable segments: the domestic (U.S.) segment and the international segment, which consists primarily of start-up operations in Vietnam. The accounting policies of the segments are the same as described in the summary of significant accounting policies. All intercompany transactions between the segments have been eliminated. During the year ended 2007 all international activity was related to the liquidation of this segment
Segment results for the years ended December 31, 2007 and 2006 are as follows:

	United States	International	Consolidated
December 31, 2007
Revenues	$164,618	$—	$164,618
Pretax gain (loss)	1,298,822	(69,605)	1,229,217
Depreciation /Amortization	24,371	2,205	26,576
Interest
Revenue	43,830	—	43,830
Expense	(474)	—	(474)

Net	43,356	—	43,356

Total assets	406,040	—	406,040

December 31, 2006
Revenues	$1,123,270	$63,059	$1,186,329
Pretax (loss)	(642,754)	(117,683)	(760,437)
Depreciation /Amortization	157,939	4,623	162,562
Interest
Revenue	9,453	—	9,453
Expense	(135)	—	(135)

Net	9,318	—	9,318

Total assets	413,095	24,139	437,234
Revenues	$1,123,270	$63,059	$1,186,329
(12) Major Vendors
     In 2007, 52% of Champion’s cost of sales was from one vendor. In 2006, 55% of Champion’s cost of sales was from one vendor.

(13) Going Concern
     Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sold its assets which satisfied the ability of the remaining shell of the Company to continue as a going concern.
     Management intends to identify a business to merge with which it believes will be sufficient to provide the Company with the ability to continue in existence as part of another entity.
(14) Subsequent Events
Management has identified potential businesses to merge with and is in negotiation with the parties. Such negotiations are subject to due diligence , the completion of the annual 10-KSB filing with the Securities and Exchange Commission, as well as completion of all federal , state and local tax filings and resolution of any and all outstanding liabilities should there be any. There is no assurance that we will be successful in completing these negotiations.

Exhibit Index

Incorporated by
Number	Description	Reference to

3.1	Certificate of Incorporation filed September 29, 1994.	Exhibit 3.1 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.2	Certificate of Amendment to Certificate of Incorporation filed January 26, 1996.	Exhibit 3.2 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.3	Certificate of Amendment to Certificate of Incorporation filed April 23, 1996.	Exhibit 3.3 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.4	By-laws dated September 29, 1994.	Exhibit 3.4 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.5	Amended and Restated By-laws, as adopted January 23, 2002.	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed February 6, 2002 (File No. 001-12565)

4.1	Specimen Common Stock share certificate.	Exhibit 4.1 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

4.2	Pages from Certificate of Incorporation and By-laws defining rights of stockholders — included in Exhibits 3.1, 3.2, 3.3 and 3.4.	Exhibit 4.2 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

10.1	Form of Indemnification Agreement between officers and director of the Company and the Company.	Exhibit 10.27 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

10.3	Lease Agreement dated January 1, 2000, between Woodlands office Equities 95 Limited and the Company.	Exhibit 10.30 to the 10-KSB filed March 30, 2000 (File No. 001-12565)

10.4	Lease Amendment dated November 10, 2005 between Woodstead-Grogan Operating Associates, L.P. and the Company	Exhibit 10.42 to the 10-KSB filed April 15, 2007 (File No. 001-12565)

10.5	Master Antenna Site Lease No. 130 dated February 1, 1999 between Pinnacle Towers, Inc. and the Company	Exhibit 10.50 to the 10-KSB filed March 31, 2003 (File No. 001-12565)

10.6**	Commission Agreement dated July 1, 2004, between Richmond Holdings, Inc. and the Company	Exhibit 10.6 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

10.7	Asset Purchase Agreement, dated December 30, 2004 between ESP Wireless Technology Group, Inc. and the Company	Exhibit 10.7 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

Incorporated by
Number	Description	Reference to

10.8	Asset Purchase Agreement, dated February 13, 2007, between FleetTALK Partners, Ltd. and the Company	Exhibit 10.1 to the 8-K filed February 20, 2007

10.9	Management Agreement, dated February 13, 2007 between FleetTALK Partners Ltd and the Company	Exhibit 10.2 to the 8-K filed February 20, 2007

10.10**	Deferred Compensation Agreement, dated October 4, 2006 between Albert F. Richmond and the Company	Exhibit 10.1 to the Form 10-QSB filed November 14, 2006

10.11	Commission Agreement Amendment dated July 1, 2006 between Richmond Holdings, Inc. and the Company	Exhibit 10.11 to the 10-KSB filed April 15, 2007 (File No. 001-12565)

21	Subsidiaries	Exhibit 21 to the 10-KSB filed April 1, 2005 (File No. 001-12565)

24.1	Power of Attorney (included on signature page)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management contract or executive compensation plan or arrangement.