Form 10-Q
period 2008-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2008-05-20
CIK 1028921

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from to
Commission File Number 001-12565
Champion Communication Services, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0448005 (I.R.S. Employer Identification No.)

2739 Wisteria Walk Spring, Texas (Address of Principal Executive Offices)	77388 (Zip Code)
(281) 216-6808
(Issuer’s Telephone Number, including area code.)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.
☐ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer     ☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
As of May 15, 2008, there were 4,665,842 shares of the registrant’s common stock, $0.01 par value outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐     No ☑

Champion Communication Services, Inc.
Index to Form 10-Q

Item 1. FINANCIAL STATEMENTS
CHAMPION COMMUNICATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$326,243	$391,885
Accounts receivable, net of allowance for doubtful accounts of $13,054 and $13,054, respectively	2,218	11,024
Prepaid expenses and other	1,343	1,792

Total Current Assets	329,804	404,701

Communications equipment and related assets, net of accumulated depreciation of $0 and $9,430, respectively	—	1,339
Other assets	1,772	—

	$331,576	$406,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,373	$11,069
Accrued expenses	13,883	40,673

Total Current Liabilities	27,256	51,742

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,665,842 shares issued and outstanding at March 31, 2008 and December 31, 2007	46,658	46,658
Additional paid-in capital	2,558,591	2,558,591
Retained deficit	(2,300,929)	(2,250,951)

Total Stockholders’ Equity	304,320	354,298

	$331,576	$406,040

CHAMPION COMMUNICATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007 and
For the Year Ended December 31, 2007

	March 31,		December 31,
	2008	2007	2007
	(unaudited)		(audited)

Revenues
Dispatch communications	$—	$164,413	$164,413
Equipment sales and service	—	205	205
Spectrum sales and fees	—	—	—

Total Revenues	—	164,618	164,618

Operating expenses:
Cost of sales:
Dispatch communications	—	144,777	153,048
Equipment sales and service	—	335	—

Total Cost of Sales	—	145,112	153,048

Gross Margin	—	19,506	11,570

Bad debt expense	—	—	(4,282)
Depreciation and amortization	1,339	22,558	26,576
General and administrative expenses	51,733	185,326	487,102
Net (gain) loss on disposal/sale of fixed and other assets	—	(10,432)	—

Operating Loss	(53,072)	(177,946)	(497,826)

Other income (expenses):
Interest income	3,094	—	43,830
Interest expense	—	(277)	(494)

Loss from continuing operations	(49,978)	(178,223)	(454,490)

Loss on liquidation of subsidiaries	—	—	(6,264)
Gain on sale of operations	—	—	1,689,971

Income (loss) before income taxes	(49,978)	(178,223)	1,229,217

Net income (loss)	$(49,978)	$(178,223)	$1,229,217

Weighted average common shares outstanding	4,665,842	4,483,802	4,563,682

Diluted weighted average common shares outstanding	4,665,842	4,489,400	4,563,682

Basic earnings (loss) per common share	$(0.01)	$(0.04)	$0.27

Diluted earnings (loss) per common share	$(0.01)	$(0.04)	$0.27

CHAMPION COMMUNICATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007 and
For the Year Ended December 31, 2007

	March 31,		December 31,
	2008	2007	2007
	(unaudited)		(audited)

Cash flows from operating activities:
Net income (loss)	$(49,978)	$(178,223)	$1,229,217
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,339	22,558	26,576
(Gain)/loss on disposal/sale of fixed and other assets	—	(10,432)	(1,683,706)
Bad debt expense	—	—	(4,282)
Deposits	—	—	(400)
Change in assets and liabilities:
Accounts receivable	8,806	16,461	40,403
Prepaid expenses	—	12,707	31,874
Accounts payable	1,805	18,697	(35,113)
Accrued expenses	(26,291)	(5,425)	(74,653)
Other assets	(1,322)	61	23,356

Net cash used in operating activities	(65,641)	(123,596)	(446,728)

Cash flows from investing activities:
Purchases of fixed and other assets	—	(2,064)	(2,064)
Proceeds from sale of fixed and other assets	—	30,000	1,890,073

Net cash provided by (used in) investing activities	—	27,936	1,888,009

Cash flows from financing activities:
Common stock subscribed	—	—	39,580
Repurchase of stock	—	—	(23,080)
Distribution of capital	—	—	(1,166,745)

Net cash used in financing activities	—	—	(1,150,245)

Increase (decrease) in cash and cash equivalents	(65,641)	(95,660)	291,036

Cash and cash equivalents at beginning of period	391,885	100,849	100,849

Cash and cash equivalents at end of period	$326,244	$5,189	$391,885

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$277	$135

Non-cash transactions:
Issuance of common stock for accrued expenses	$—	$—	$51,697

CHAMPION COMMUNICATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited financial statements of Champion Communication Services, Inc. (“Champion”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the three months ended March 31, 2008 and 2007 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion’s annual report and Form 10-KSB for the year ended December 31, 2007.
     The differences between accounting principles generally accepted in the United States and Canada do not have a material impact on the accompanying financial statements. Champion trades on the NEX Exchange in Canada and the United States Over the Counter Bulletin Board.
(2) Going Concern
     Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sold substantially all of its assets in May 2007 which permitted the remaining shell Company to continue as a going concern.
     Management intends to identify a business to merge with which it believes will be sufficient to provide the Company with the ability to continue in existence as part of another entity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Information
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion’s business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.
Overview
     During 2007 we sold all of our operational assets (the “Asset Sale”). As a result of the Asset Sale, Champion consists of the corporate shell and its related assets. Our current business plan is to locate and combine with an existing, privately-held company that desires to become a public corporation.
Results of Operations — Quarters ended March 31, 2008 and 2007
     We had no revenues for the quarter ended March 31, 2008 as compared with $165,000 for the quarter ended March 31, 2007, because we sold all of our assets effective May 1, 2007 and continue to exist only as a shell company.
     Correspondingly there were no costs and expenses for the quarter ended March 31, 2008 compared with costs of $145,000 for the same quarter 2007.
     General and administrative expenses decreased to $52,000 from $185,000 for the quarter ended March 31, 2007. These expenses reflect the minimal costs required to maintain the corporate shell and reflect legal, accounting, filing costs and office rent.
          Depreciation and amortization expense for the quarter ended March 31, 2008 was $1,000, a decrease of $22,000 from the quarter ended March 31, 2007. This was due to the fact that all operations equipment was sold in 2007 leaving only computer and office equipment.
     Net interest income for the period ended March 31, 2008 was $3,000 compared to $0 for the period ended March 31, 2007.
     We sold spare repeater parts and equipment in a separate transaction from the Asset Sale for a net gain of $10,000 in 2007 compared with no gain for the period ended March 31, 2008.

     We reported a net loss of $50,000 for the first quarter 2008 compared with a net loss of $178,000 for the first quarter 2007.
Financial Condition and Liquidity
     We had $326,000 in cash and cash equivalents at March 31, 2008 as compared with $392,000 at December 31, 2007. Our working capital at March 31, 2008 was $303,000 as compared with $354,000 at December 31, 2007.
     Cash used in operating activities was $66,000 for the first three months of 2008, as compared with $124,000 used for the same period in 2007.
     We had no cash provided by investing activities for the three months ended March 31, 2008, compared with $28,000 for the three months ended March 31, 2007.
     No cash was used in financing activities for the three months ended March 31, 2008 or 2007.
Summary of Critical Accounting Policies
(a)	Communications Equipment and Related Assets

Communications equipment and related assets were recorded at cost. Depreciation was computed on a straight-line basis over the estimated useful lives of the assets ranging from two to five years for other fixed assets and five to ten years for base station and related equipment.

(b)	Other Assets

Fees associated with obtaining Federal Communication Commission licenses for 450-470 MHz, 470-512 MHz and 800 MHz were capitalized as part of the cost of the licenses. Our licenses were amortized under the straight-line method for five- ten years.
Item 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, and have concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting
     There were no material changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to affect, Champion’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. EXHIBITS
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
Pamela R. Cooper
Chief Financial Officer, Treasurer and Controller

Date: May 20, 2008

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