Form 10-Q
period 2008-06-30
CHAMPION COMMUNICATION SERVICES INC
filed 2008-08-14
CIK 1028921

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarter Ended June 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
for the transition period from       to
Commission File Number 001-12565
Champion Communication Services, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0448005
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2739 Wisteria Walk
Spring, Texas	77388
(Address of Principal Executive Offices)	(Zip Code)
(281) 216-6808
(Issuer’s Telephone Number, including area code.)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 5, 2008, there were 4,665,842 shares of the registrant’s common stock, $0.01 par value outstanding.

Champion Communication Services, Inc.
Index to Form 10-Q

CHAMPION COMMUNICATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

ASSETS	June 30,	December
	2008	2007
	(unaudited)
Current Assets
Cash and cash equivalents	$284,871	$391,885
Accounts receivable, net of allowance for doubtful accounts of $13,054 and $13,054, respectively	2,243	11,024
Prepaid expenses and other	1,343	1,792

Total Current Assets	288,457	404,701

Communications equipment and related assets, net of accumulated depreciation of $0 and $9,430, respectively	—	1,339
Other assets	450	—

	$288,907	$406,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$18,496	$11,069
Accrued expenses	3,721	40,673

Total Current Liabilities	22,217	51,742

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,665,842 shares issued and outstanding at June 30, 2008 and December 31, 2007	46,658	46,658
Additional paid-in capital	2,558,591	2,558,591
Retained deficit	(2,338,559)	(2,250,951)

Total Stockholders’ Equity	266,690	354,298

	$288,907	$406,040

CHAMPION COMMUNICATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		(unaudited)

Revenues
Dispatch communications	$—	$—	$—	$164,413
Equipment sales and service	—	—	—	205

Total Revenues	—	—	—	164,618

Operating expenses:
Cost of sales:
Dispatch communications	—	4,975	—	149,753
Equipment sales and service	—	—	—	335

Total Cost of Sales	—	4,975	—	150,088

Gross Margin	—	(4,975)	—	14,530

Bad debt expense	—	(3,690)	—	(3,690)
Depreciation and amortization	—	3,215	1,339	25,772
General and administrative expenses	37,648	173,533	91,174	358,859
Net (gain) loss on disposal/sale of fixed and other assets	—	—	—	—

Operating Loss	(37,648)	(178,033)	(92,513)	(366,411)

Other income (expenses):
Interest income	1,811	28,273	4,905	28,273
Interest expense	—	(187)	—	(465)

Loss from continuing operations	(35,837)	(149,947)	(87,608)	(338,603)

Loss on liquidation of subsidiaries	—	—	—	—
Gain on sale of operations	—	1,677,672	—	1,688,104

Income (loss) before income taxes	(35,837)	1,527,725	(87,608)	1,349,501

Net income (loss)	$(35,837)	$1,527,725	$(87,608)	$1,349,501

Weighted average common shares outstanding	4,665,842	4,483,518	4,665,842	4,483,657

Diluted weighted average common shares outstanding	4,665,842	4,490,171	4,665,842	4,495,908

Basic earnings (loss) per common share	$(0.01)	$0.34	$(0.02)	$0.30

Diluted earnings (loss) per common share	$(0.01)	$0.34	$(0.02)	$0.30

CHAMPION COMMUNICATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2008 and 2007

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
		(unaudited)

Cash flows from operating activities:
Net income (loss)	$(37,630)	$1,529,480	$(87,608)	$1,349,501
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	3,214	1,339	25,772
(Gain)/loss on disposal/sale of fixed and other assets	—	(1,677,671)		(1,688,103)
Bad debt expense	—	(3,690)		(3,690)
Change in assets and liabilities:
Accounts receivable	(26)	24,787	8,780	41,249
Prepaid expenses	—	14,919		27,627
Accounts payable	5,622	(16,985)	7,427	1,712
Accrued expenses	(10,661)	(38,597)	(36,952)	(42,268)
License sales and customer deposits	—	(400)	—	(400)
Other assets	1,322	10,250	—	10,311

Net cash used in operating activities	(41,373)	(154,693)	(107,014)	(278,289)

Cash flows from investing activities:
Purchases of fixed and other assets	—	—	—	(2,064)
Proceeds from sale of fixed and other assets	—	1,860,672	—	1,890,672

Net cash provided by (used in) investing activities	—	1,860,672	—	1,888,608

Cash flows from financing activities:
Repurchase of stock	—	(21,365)	—	(21,365)

Net cash used in financing activities	—	(21,365)	—	(21,365)

Increase (decrease) in cash and cash equivalents	(41,373)	1,684,614	(107,014)	1,588,954

Cash and cash equivalents at beginning of period	326,244	5,189	391,885	100,849

Cash and cash equivalents at end of period	$284,871	$1,689,803	$284,871	$1,689,803

Supplemental disclosure of cash flow information:
Non-cash transactions:
Issuance of common stock for accrued expenses	$—	$23,735	$—	$23,735

CHAMPION COMMUNICATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)
     1. Basis of Presentation
     The accompanying unaudited financial statements of Champion Communication Services, Inc. (“Champion”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements for the six months ended June 30, 2008 and 2007 are unaudited and, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of only items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
     The differences between accounting principles generally accepted in the United States and Canada do not have a material impact on the accompanying financial statements. Champion trades on the NEX Exchange in Canada and the United States Over the Counter Bulletin Board.
     2. Going Concern
     Champion’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In May 2007, Champion sold substantially all of its assets (the “Asset Sale”) and currently is a reporting shell corporation. Champion’s current business plan is to locate and combine with an existing, privately-held company that desires to become a public corporation. While we believe that the proceeds from the Asset Sale will enable us to continue as a going concern until a combination is consummated, there can be no assurance that we will be able to complete a combination prior to the depletion of our remaining assets and the cessation of our operation as a going concern.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Information
          This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion’s business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
Overview
          In May 2007, we sold substantially all of our operational assets (the “Asset Sale”). As a result of the Asset Sale, Champion consists of the corporate shell and its related assets. Our current business plan is to locate and combine with an existing, privately-held company that desires to become a public corporation. At this time, we can provide no assurance that we will be able to identify potential merger candidates, or if we do, that a transaction will be consummated. Further, in the event that Champion consummates such a transaction, there can be no assurance that the transaction will be on terms that are favorable to Champion or its current stockholders or that the resulting business venture will operate successfully.
Results of Operations – Quarters ended June 30, 2008 and 2007
          We had no revenues for the quarters ended June 30, 2008 and 2007. All revenues ceased with the Asset Sale, which was effective May 1, 2007.
          Correspondingly there were no costs and expenses for the quarter ended June 30, 2008, compared to costs of $5,000 for the same quarter of 2007.
          General and administrative expenses decreased to $38,000 for the quarter ended June 30, 2008, from $170,000 for the quarter ended June 30, 2007. These expenses reflect the minimal costs required to maintain the corporate shell and include legal, accounting, and filing-related costs.
          There was no depreciation and amortization expense for the quarter ended June 30, 2008, compared to $3,000 for the quarter ended June 30, 2007. We sold substantially all of our operations equipment in the May 2007 Asset Sale, and we disposed of the remaining computer and office equipment in the first quarter of 2008.
          Net interest income for the quarter ended June 30, 2008 was $2,000, compared to $28,000 for the quarter ended June 30, 2007. Interest income in 2007 was earned prior to the August 9, 2007 distribution of funds to stockholders.

     The quarter ended June 30, 2008 reflects no gain or loss on the sale of assets, compared to a gain of $1,678,000 attributable to the Asset Sale in the same quarter of 2007.
     We reported a net loss of $36,000 for the second quarter 2008, compared to a net gain of $1,528,000 for the same quarter of 2007.
Results of Operations – Six months ended June 30, 2008 and 2007
     We had no revenues for the six months ended June 30, 2008, compared to revenues of $165,000 for the same period of 2007. All revenues ceased with the Asset Sale, which was effective May 1, 2007.
     Correspondingly, there were no costs and expenses for the six-month period ended June 30, 2008, compared to costs of $150,000 for the same six-month period of 2007.
     General and administrative expenses decreased to $91,000 for the six months ended June 30, 2008, from $355,000 for the six months ended June 30, 2007. These expenses reflect the minimal costs required to maintain the corporate shell and include legal, accounting, and filing-related costs.
          Depreciation and amortization expense for the six-month period ended June 30, 2008 totaled $1,000, compared to $26,000 for the same six-month period of 2007. We sold substantially all of our operations equipment in the May 2007 Asset Sale, and we disposed of the remaining computer and office equipment in the first quarter of 2008.
     Net interest income for the six-month period ended June 30, 2008 was $5000, compared to $28,000 for the six-month period ended June 30, 2007. Interest income in 2007 was earned prior to the August 9, 2007 distribution of funds to stockholders.
     The six-month period ended June 30, 2008 reflects no gain or loss on the sale of assets, compared to a gain of $1,688,000 attributable to the Asset Sale in the same period of 2007.
     We reported a net loss of $88,000 for the six months ended June 30, 2008, compared to a net gain of $1,350,000 for the six months ended June 30, 2007.
Financial Condition and Liquidity
     We had $285,000 in cash and cash equivalents at June 30, 2008, as compared to $392,000 at December 31, 2007. Our working capital at June 30, 2008 was $266,000, compared to $354,000 at December 31, 2007.
     Cash used in operating activities was $107,000 for the first six months of 2008, compared to $278,000 used for the same period of 2007.
     No cash was provided by investing activities for the six months ended June 30, 2008, compared to $1,889,000 for the six months ended June 30, 2007.

     No cash was used in financing activities for the six months ended June 30, 2008, compared to $21,000 used in the six months ended June 30, 2007.
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
Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, and have concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to Champion is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.
Changes in Internal Controls
     Based on the evaluation noted above, there were no material changes to our internal controls during the six months ended June 30, 2008 that materially affected, or is reasonably likely to affect, Champion’s internal control over financial reporting.

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

Pamela R. Cooper
Chief Financial Officer, Treasurer and Controller
Date: August 14, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer relating to Periodic Financial Report Periodic Pursuant to18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer relating to Periodic Financial Report Pursuant to18 U.S.C. Section 1350.