Form 10-Q
period 2008-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2008-11-19
CIK 1028921

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

{X}Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
Quarter Ended September 30, 2008

{  }Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from                             to ____________________

Commission File Number 001-12565

Champion Communication Services, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0448005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2739 Wisteria Walk
Spring, Texas	77388
(Address of Principal Executive Offices)	(Zip Code)

(281) 216-6808
(Issuer’s Telephone Number, including area code.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]                      No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer (Do not check if a smaller reporting company0	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ X ]  No [  ]

As of November 5, 2008, there were 4,665,842 shares of the registrant’s common stock, $0.01 par value outstanding.

Champion Communication Services, Inc.
Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets -
	September 30, 2008 and December 31, 2007 (audited)	1

	Consolidated Statements of Operations -
	Three and Nine Months Ended September 30, 2008 and 2007	2

	Consolidated Statements of Cash Flows -
	Three and Nine Months Ended September 30, 2008 and 2007.	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	5

Item 3.	Controls and Procedures	7

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	8

SIGNATURES	9

CHAMPION COMMUNICATION SERVICES, INC.
BALANCE SHEET
September 30, 2008 and December 31, 2007

ASSETS	September 30,	December
	2008	2007
	(unaudited)
Current Assets
Cash and cash equivalents	$252,713	$391,885
Accounts receivable, net of allowance for doubtful accounts of $13,054 and $13,054, respectively	243	11,024
Prepaid expenses and other	1,343	1,792
Total Current Assets	254,299	404,701

Communications equipment and related assets, net of accumulated depreciation of $ 0 and $9,430, respectively	-	1,339
Other assets	450	-

	$254,749	$406,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,237	$11,069
Accrued expenses	3,094	40,673

Total Current Liabilities	7,331	51,742

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,665,842 shares issued and outstanding at September 30, 2008 and December 31, 2007	46,658	46,658
Additional paid-in capital	2,558,591	2,558,591
Retained deficit	(2,357,831)	(2,250,951)

Total Stockholders’ Equity	247,418	354,298

	$254,749	$406,040

CHAMPION COMMUNICATION SERVICES, INC.
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007

Three months ended September 30,		Nine months ended September 30,
2008	2007	2008	2007
(unaudited)

Revenues
Dispatch communications	$-	$-	$-	$164,413
Equipment sales and service	-	-	-	205
Total Revenues	-	-	-	164,618

Operating expenses: Cost of sales:
Dispatch communications	-	2,932	-	152,685
Equipment sales and service	-	-	-	335
Total Cost of Sales	-	2,932	-	153,020
Gross Margin	-	(2,932)	-	11,598
Bad debt expense	-	-	-	(3,690)
Depreciation and amortization	-	402	1,339	26,174
General and administrative expenses	20,643	110,126	111,817	468,985
Net (gain) loss on disposal/sale of fixed and other assets	-	-	-	-

Operating Loss	(20,643)	(113,460)	(113,156)	(479,871)

Other income (expenses):
Interest income	1,371	10,965	6,276	39,238
Interest expense	-	(29)	-	(494)

Loss from continuing operations	(19,272)	(102,524)	(106,880)	(441,127)

Loss on liquidation of subsidiaries	-	-	-	-
Gain on sale of operations	-	(3,798)	-	1,684,306

Income (loss) before income taxes	(19,272)	(106,322)	(106,880)	1,243,179

Net income (loss)	$(19,272)	$(106,322)	$(106,880)	$1,243,179

Weighted average common shares outstanding	4,665,842	4,593,712	4,665,842	4,529,390
Diluted weighted average common shares outstanding	4,665,842	4,593,712	4,665,842	4,529,390

Basic earnings (loss) per common share	$(0.00)	$(0.02)	$(0.02)	$0.28
Diluted earnings (loss) per common share	$(0.00)	$(0.02)	$(0.02)	$0.28

CHAMPION COMMUNICATION SERVICES, INC.
 STATEMENTS OF CASH FLOWS
For the Three and Nine Months Ended September 30, 2008 and 2007

Three months ended September 30		Nine months ended September 30
2008	2007	2008	2007
(unaudited)

Cash flows from operating activities: Net income (loss)	$(19,272)	$(106,322)	$(106,880)	$1,243,179
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	402	1,339	26,174
(Gain)/loss on disposal/sale of fixed and other assets	-	3,797		(1,684,306)
Bad debt expense	-	-		(3,690)
Change in assets and liabilities:
Accounts receivable	2,000	(14,580)	10,780	26,269
Prepaid expenses	-	1,172		28,798
Accounts payable	(14,758)	(35,568)	(7,331)	(33,855)
Accrued expenses	(128)	(8,686)	(37,080)	(50,954)
License sales and customer deposits	-	(400)	-	(400)
Other assets	-	6,934	-	17,245
Net cash used in operating activities	(32,158)	(153,251)	(139,172)	(431,540)

Cash flows from investing activities:
Purchases of fixed and other assets	-	-	-	(2,064)
Proceeds from sale of fixed and other assets	-	-	-	1,890,672
Net cash provided by (used in) investing activities	-	-	-	1,888,608

Cash flows from financing activities:
Common stock subscribed		27,280		27,280
Dividends paid		(1,166,745)		(1,166,745)
Repurchase of stock	-	(1,715)	-	(23,080)
Net cash used in financing activities	-	(1,141,180)	-	(1,162,545)

Increase (decrease) in cash and cash equivalents	(32,158)	(1,294,431)	(139,172)	294,523
Cash and cash equivalents at beginning of period	284,871	1,689,803	391,885	100,849
Cash and cash equivalents at end of period	$252,713	$395,372	$252,713	$395,372
Supplemental disclosure of cash flow information:
Non-cash transactions:
Issuance of common stock for accrued expenses	$-	$-	$-	$23,735

CHAMPION COMMUNICATION SERVICES, INC.
NOTES TO  FINANCIAL STATEMENTS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements of Champion Communication Services, Inc. (“Champion”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.   The financial statements for the nine months ended September 30, 2008 and 2007 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods.  Such adjustments consist of only items of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Results of Operations – Quarters ended September 30, 2008 and 2007

We had no revenues for the quarters ended September 30, 2008 and 2007.  All revenues ceased with the Asset Sale, which was effective May 1, 2007.

Correspondingly, there were no costs and expenses for the quarters ended September 30, 2008 compared with $3,000 for the quarter ended September 30, 2007.

General and administrative expenses decreased to $21,000 for the quarter ended September 30, 2008, from $110,000 for the quarter ended September 30, 2007.  These expenses reflect the minimal costs required to maintain the corporate shell and include legal, accounting, and filing-related costs.

There was no depreciation and amortization expense for the quarters ended September 30, 2008 and 2007.  We sold substantially all of our operations equipment in the May 2007 Asset Sale, and we disposed of the remaining computer and office equipment in the first quarter of 2008.

Net interest income for the quarter ended September 30, 2008 was $1,000, compared to $11,000 for the quarter ended September 30, 2007. Interest income in 2007 was earned prior to the August 9, 2007 distribution of funds to stockholders.

The quarter ended September 30, 2008 reflects no gain or loss on the sale of assets, compared to a gain of $4,000 attributable to the sale of miscellaneous office furniture and equipment in the same quarter of 2007.

We reported a net loss of $19,000 for the third quarter 2008, compared to a net loss of $106, 000 for the same quarter of 2007.

Results of Operations – Nine months ended September 30, 2008 and 2007

We had no revenues for the nine months ended September 30, 2008 compared to $165,000 for the nine months ended September 30, 2007. Revenues ceased with the Asset Sale, which was effective May 1, 2007.

Correspondingly, there were no costs and expenses for the nine-month period ended September 30, 2008, compared to costs of $153,000 for the same nine-month period of 2007.

General and administrative expenses decreased to $112,000 for the nine months ended September 30, 2008, from $469,000 for the nine months ended September 30, 2007.  These expenses reflect the minimal costs required to maintain the corporate shell and include legal, accounting, and filing-related costs.

Depreciation and amortization expense for the nine-month period ended September 30, 2008 totaled $1,000, compared to $26,000 for the same nine-month period of 2007.  We sold substantially all of our operations equipment in the May 2007 Asset Sale, and we disposed of the remaining computer and office equipment in the first quarter of 2008.

Net interest income for the nine-month period ended September 30, 2008 was $6,000, compared to $39,000 for the nine-month period ended September 30, 2007. Interest income in 2007 was earned prior to the August 9, 2007 distribution of funds to stockholders.

The nine-month period ended September 30, 2008 reflects no gain or loss on the sale of assets, compared to a gain of $1,684,000 attributable to the Asset Sale in the same period of 2007.

We reported a net loss of $107,000 for the nine months ended September 30, 2008, compared to a net gain of $1,243,000 for the nine months ended September 30, 2007.

Financial Condition and Liquidity

We had $253,000 in cash and cash equivalents at September 30, 2008, compared to $392,000 at December 31, 2007.  Our working capital at September 30, 2008 was $247,000, compared to $354,000 at December 31, 2007.

Cash used in operating activities was $139,000 for the first nine months of 2008, compared to $432,000 used for the same period of 2007.

No cash was provided by investing activities for the nine months ended September 30, 2008, compared to $1,889,000 for the nine months ended September 30, 2007.

No cash was used in financing activities for the nine months ended September 30, 2008, compared to $1,163,000 used in the nine months ended September 30, 2007 in the dividend to shareholders as a return of capital.

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

Item 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, and have concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to Champion is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls

Based on the evaluation noted above, there were no material changes to our internal controls during the nine months ended September 30, 2008 that materially affected, or are reasonably likely to affect, Champion's internal control over financial reporting.

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

Date: November 18, 2008