Form 10-K
period 2008-12-31
CHAMPION COMMUNICATION SERVICES INC
filed 2009-04-15
CIK 1028921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____ to ______

Commission file number: 001-12565
__________________________________________

CHAMPION COMMUNICATION SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0448005
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2739 Wisteria Walk
Spring, Texas	77388
(Address of Principal Executive Offices)	(Zip Code)

(281) 216-6808
(Registrant's Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value
__________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No [  ]

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act.
Yes  [X]     No [  ]

As of April 1, 2009, there were 4,665,842 shares of common stock, $0.01 par value, of the registrant outstanding.  The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 2009 was $95,908 based upon the average OTCBB bid and ask price of the common stock on such date of U.S. $0.05 per share.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates.  Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.

Champion Communication Services, Inc. and Subsidiaries

	INDEX	Page Number

	PART I

Item 1.	Business	1

Item 2.	Properties	6

Item 3.	Legal Proceedings	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II

PART III

PART  I

ITEM 1.   BUSINESS

This Annual Report on Form 10-K includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical information provided herein are forward looking and may contain information about financial results, economic conditions, trends and known uncertainties.  Champion cautions the reader that actual results could differ materially from those we expect, depending on the outcome of certain factors, including those factors discussed in the Section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Champion undertakes no obligation to release to investors the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date herein to reflect the occurrence of unanticipated events.

THE COMPANY

We were formed as a Delaware corporation in 1994. Our corporate address is 2739 Wisteria Walk, Spring, Texas 77388.  Our telephone number is (281) 216-6808.

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

On February 13, 2007 we entered into an Asset Purchase Agreement (“Agreement”) agreeing to sell substantially all of our assets to FleetTALK Partners, Ltd. (“FleetTalk”) for $2,050,000 (the “Asset Sale”).  Stockholders representing 54% of our outstanding voting stock executed a written consent in lieu of a stockholders meeting approving the Agreement.  In May 2007, after receiving all necessary approvals, we consummated the Asset Sale.  Champion received $2,050,000 in gross proceeds from the Asset Sale and paid commissions in the amount of $205,000.  The net book value of the assets sold was $183,615 and the gain recorded was $1,661,385, which is reflected in the statement of operations included in this filing.  A special cash dividend of $0.25 per share, or approximately $1,170,000, was distributed on August 9, 2007 to all stockholders of record on August 3, 2007.  FleetTALK purchased our licenses and related assets (e.g., facilities, equipment, customers and contracts), leaving the corporate shell and related assets.  The Company's equity securities are currently being traded on the NASDAQ Electronic Bulletin Board and the Pink Sheets in the United States.  In Canada our shares are listed on NEX of the TSX Venture Exchange.

As a result of the Asset Sale, we are currently referred to as a reporting shell corporation.  Shell corporations have zero or nominal assets and typically no stated or contingent liabilities.  The Company’s current business plan is to locate and combine with an existing, privately-held company that desires to become a public corporation.

Private companies wishing to become publicly traded may combine with a shell whereby the stockholders of the private company become the majority stockholders of the combined company.  The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.  Typically, the Board and officers of the private company become the new Board and officers of the combined company and often the name of the private company becomes the name of the combined entity.

At the time of this filing, the Company has not reached any definitive understanding with any person concerning an acquisition.  It is anticipated that the Company's officers and directors will contact persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a shell entity.  No assurance can be given that the Company will be successful in finding an acquisition candidate.  Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

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

The Company does not propose to restrict its search to any particular geographical area or industry.   The Company's discretion in the selection of an entity with which to combine is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates.  If stock is purchased from the current principal stockholders, the transaction may result in substantial gains to such stockholders.

The sale of a controlling interest by certain principal stockholders of the Company may occur at a time when minority stockholders are unable to sell their shares because of the lack of an active public market for such shares.  Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and Board positions with the Company in connection with the change of control.  In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company’s business.

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

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.  Other types of transactions require prior approval of the stockholders.

It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein.  We have limited capital with which to pay these anticipated expenses.  The time and costs required to select and evaluate an acquisition candidate and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty.

Our officers and directors only devote a portion of their time to the operations of the Company, and, accordingly, consummation of a business combination may require a greater period of time than if they devoted their full time to the Company's affairs.

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

EMPLOYEES

As of April 1, 2009, we no longer employ personnel, but our CEO and Vice President provide consulting services on an as needed basis.

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

Our two officers have other business interests to which they currently devote attention and expect to continue doing so.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company.  In addition, as of December 31, 2008, our executive officers owned approximately 59% of the issued and outstanding shares of the Company’s Common Stock.  As a result of such ownership, such officers have the power effectively to control us, including the election of directors and the determination of matters requiring stockholder approval, including the proposed business combination.  The officers may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction.  Depending upon the nature of a proposed transaction, Company stockholders other than the officers may not be afforded the opportunity to approve or consent to a particular transaction.

The Company has very limited funds, and such funds may not be adequate to operate the Company, even on a limited basis.

The Company has very limited funds, and no revenue-generating operations.  Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity.  Thus, the ultimate success of the Company will depend, in part, upon its ability to raise additional capital.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company or its successor.

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

The Company may be required under the Exchange Act to provide certain information regarding an entity with which it combines, including audited financial statements.   The additional time and costs that may be incurred by some potential acquisition candidates to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable combination with the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements.  The SEC subjects these filings to its standards of review selection, and the SEC may issue substantive comments on the sufficiency of the disclosures represented.  If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the SEC has determined that it will not review the 8-K filing or all of the comments have been cleared by the SEC.

Completion of a business combination by the Company will likely result in a change in control and management.

In conjunction with completion of an acquisition or business combination, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents a majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, the current majority stockholders of the Company may agree to sell or transfer all or a portion of the Company's common stock they own to provide the target company with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officers and director of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Completion of a business combination will likely result in significant dilution to the current stockholders of the Company.

A business combination will likely involve the issuance of a significant number of additional shares by the Company to the target, resulting in immediate and significant dilution to the current stockholders of the Company.   In addition, such combination generally will cause the per share value of the Company's common stock to increase or decrease, perhaps significantly.

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

ITEM 2.  PROPERTIES

The Company currently maintains an office at 2739 Wisteria Walk, Spring, Texas 77388.  The Company’s telephone number is (281) 216-6808.  Other than this office, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company leases the Wisteria Walk office on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the NEX of the TSX Venture Exchange under the symbol CHP.H and quoted on the U.S. OTC Bulletin Board under the symbol CCMS.  For each fiscal quarter during the years ended December 31, 2007 and December 31, 2008, the high and low bid prices were as follows:

	U. S. OTC Bulletin Board (All amounts are in U.S. $)		TSX Venture Exchange (All amounts are in CDN $)

Quarter Ended	High	Low	High	Low
March 31, 2007	$0.39	$0.39	$0.275	$0.275
June 30, 2007	$0.36	$0.31	$0.23	$0.23
September 30, 2007	$0.30	$0.26	$0.25	$0.25
December 31, 2007	$0.40	$0.39	$0.28	$0.28
March 31, 2008	$0.17	$0.17	$0.00	$0.00
June 30, 2008	$0.17	$0.17	$0.00	$0.00
September 30, 2008	$0.13	$0.13	$0.00	$0.00
December 31, 2008	$0.05	$0.05	$0.00	$0.00

The quotations reflect inter-dealer prices, without retail and mark-up, markdown or commission and may not represent actual transactions.

As of April 1, 2009, our Common Stock was held by 271 stockholders of record.

On August 9, 2007, a portion of the proceeds from the Asset Sale were distributed to stockholders of record as of August 3, 2007 in the form of a one-time special cash dividend of $0.25 per share.  We retained an amount of cash estimated to maintain our corporate existence for some period of time until a final outcome is achieved for the remaining public shell.  The payment of any distributions or dividends in the future will depend on our earnings, capital requirements, operating and financial position and general business conditions.

The following table provides information regarding outstanding options, warrants and rights as of December 31, 2008:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by stockholders	None	None	None
Equity compensation plans not approved by stockholders	None	None	None

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-K.  The discussion in this section of this Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in “Risk Factors” and those discussed elsewhere in this Report on Form 10-K.

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

December 31, 2008 Compared to December 31, 2007

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

Total revenues for 2008 were $0, compared with $165,000 for 2007.   As a result of the Asset Sale, the Company has ceased all revenue activities.

Costs of sales decreased from $153,000 in 2007 to $0 in 2008 corresponding to the Asset Sale with no operation in 2008.

Amortization and depreciation expense for 2008 was $1,339 for the final depreciation of office fixtures compared with $27,000 in 2007 incurred for two months of operations, the decrease reflecting the sale of our assets and the cessation of depreciation and amortization.

General and administrative expenses decreased to $129,000 for 2008, down from $487,000 in 2007.  The decrease reflects the closure of operations and termination of all employees effective June 30, 2007.   In an effort to maintain the corporate shell, liquidate any remaining assets, settle all commitments and identify a viable merger candidate we continue to incur minimal general and administrative expenses.

We recognized a net gain in 2007 of $1,690,000 from the Asset Sale, as compared with no gain in 2008 for the shell operation.  In 2007 we incurred a net loss of $6,000 in conjunction with the liquidation of our international operations.

Interest income for 2008 was $8,000 compared with $43,000 for 2007.  The decrease was due to minimal proceeds from the Asset Sale remaining after payment of the special cash dividend in August 2007.

We reported net loss of $122,000 for the year ended December 31, 2008 compared with net income of $1,229,000 for the year ended December 31, 2007.  The net income for the year ended December 31, 2007 was primarily attributable to the proceeds from the Asset Sale.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had cash and cash equivalents of $241,000 compared with $392,000 at December 31, 2007. As discussed during 2008 we retained the Company as a shell, incurring minimal administrative expenses to maintain the existence of the corporation.

Our working capital at December 31, 2008 was $235,000 compared with $353,000 at December 31, 2007.

Net cash used in operating activities was $150,000 for 2008 compared with $447,000 in 2007.

Net cash provided by investing activities was $1,888,000 for 2007 compared with no cash used in 2008.

Net cash used in financing activities was $1,150,000 in 2007 compared to none in 2008.  In August 2007, the majority of the proceeds from the Asset Sale were distributed to stockholders of record as of August 3, 2007.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and footnotes related thereto are included within Item 15 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management   used  the  criteria  set  forth  by  the  Committee  of  Sponsoring Organizations  of  the  Treadway   Commission  in  Internal   Control-Integrated Framework.   Management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to  attestation  by our  registered  public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Control Over Financial Reporting

There were no changes in our internal  controls over  financial  reporting  that occurred during the year ended December 31, 2008 that has materially  affected, or is  reasonably  likely  to  materially  affect,  our  internal  control  over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to each director and each executive officer of the Company:
Name	Age	Position
Albert F. Richmond (1)(2) Houston, Texas	67	Chairman of the Board, Chief Executive Officer and President
Pamela R. Cooper Spring, Texas	56	Chief Financial Officer, Treasurer, Secretary and Controller
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

 PAMELA R. COOPER has served as Controller and Treasurer since April 1, 1995 and as Executive Vice-President since February 2003.  From October 1988 until April 1, 1995 she operated as PRC Consulting, providing accounting and administrative services for clients and prior to that was the controller of Easley Investments.  Ms. Cooper graduated from Southern Methodist University with a Bachelor of Business Administration degree in 1974.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4 and 5 furnished to the Company, all of the Company’s officers and directors and beneficial owners of ten percent of the Company’s Common Stock were in compliance with the reporting requirements of Section 16(a) during the fiscal year ended December 31, 2008, with the following exception:

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by our Chief Executive Officer and our other most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended December 31, 2008:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Albert F. Richmond	2007	$26,966	(1)	—	—	—	—	—	—		$26,966
Chief Executive Officer	2008	—		—	—	—	—	—	—		—
Pamela R. Cooper	2007	$46,500		—	—	—	—	—	$6,020	(2)	$52,520
Chief Financial Officer	2008	—		—	—	—	—	—	$13,560	(2)	$13,560
(1)  Does not include $205,000 paid as commission in 2007 to Richmond Holdings, Inc. (see “Employment and Other Agreements” below) earned as a result of the sale of the North America operations.

(2)  These amounts were paid as consulting fees to PRC Consulting, a sole proprietorship, for services rendered to the Company by Pamela R. Cooper on an as needed basis subsequent to the termination of all employees.

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

Director Compensation

The Company paid no compensation to directors during the year ended December 31, 2008.

Limitation of Liability and Indemnification of Executive Officers

As permitted by the Delaware General Corporation Law, our Certificate of Incorporation and Bylaws limit or eliminate the personal liability of our directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, directors exercise an informed business judgment based on all material information reasonably available to them. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

	any breach of the director’s duty of loyalty to us or our stockholders;
	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
	unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; or
	any transaction from which the director derived an improper personal benefit.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 1, 2009 by (i) each director and officer of the Company, (ii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and (iii) all directors and executive officers as a group.  Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

Name of Beneficial Owner (1)	Number of Shares		Percent Beneficially Owned
Albert F. Richmond	2,533,548	(2)	54.30%
Pamela R. Cooper	213,769	(3)	4.58%
All executive officers and directors as a group	2,747,317		58.88%

(1)	Except as otherwise noted, the address of each holder is 2739 Wisteria Walk, Spring, Texas 77388.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our 1996 incentive plan.  The plan expired on its ten year anniversary date in November 2007 and all options had either expired or been exercised.

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by stockholders	-	$ -	None
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Not applicable.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to the Company for the years ended December 31, 2008 and 2007 by GLO CPAs, LLP, the Company’s independent auditors were as follows:

	Fiscal year ended
	2007	2008

Audit Fees (1)	$32,508	$23,000
Audit-Related Fees (2)	323	2,500
Total Audit and Audit-Related Fees	$32,831	$25,500

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation filed September 29, 1994.	Exhibit 3.1 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)
3.2	Certificate of Amendment to Certificate of Incorporation filed January 26, 1996.	Exhibit 3.2 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)
3.3	Certificate of Amendment to Certificate of Incorporation filed April 23, 1996.	Exhibit 3.3 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)

3.4	By-laws dated September 29, 1994.	Exhibit 3.4 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)
3.5	Amended and Restated By-laws, as adopted January 23, 2002.	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed February 6, 2002 (File No. 001-12565)
4.1	Specimen Common Stock share certificate.	Exhibit 4.1 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)
4.2	Pages from Certificate of Incorporation and By-laws defining rights of stockholders - included in Exhibits 3.1, 3.2, 3.3 and 3.4.	Exhibit 4.2 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)
10.1	Form of Indemnification Agreement between officers and director of the Company and the Company.	Exhibit 10.27 to the Registration Statement on Form 10-SB effective February 13, 1997 (File No. 0-29032)
10.3	Lease Agreement dated January 1, 2000, between Woodlands office Equities 95 Limited and the Company.	Exhibit 10.30 to the 10-KSB filed March 30, 2000 (File No. 001-12565)
10.4	Lease Amendment dated November 10, 2005 between Woodstead-Grogan Operating Associates, L.P. and the Company	Exhibit 10.42 to the 10-KSB filed April 15, 2007 (File No. 001-12565)
10.5	Master Antenna Site Lease No. 130 dated February 1, 1999 between Pinnacle Towers, Inc. and the Company	Exhibit 10.50 to the 10-KSB filed March 31, 2003 (File No. 001-12565)
10.6**	Commission Agreement dated July 1, 2004, between Richmond Holdings, Inc. and the Company	Exhibit 10.6 to the 10-KSB filed April 1, 2005 (File No. 001-12565)
10.7	Asset Purchase Agreement, dated December 30, 2004 between ESP Wireless Technology Group, Inc. and the Company	Exhibit 10.7 to the 10-KSB filed April 1, 2005 (File No. 001-12565)
10.8	Asset Purchase Agreement, dated February 13, 2007, between FleetTALK Partners, Ltd. and the Company	Exhibit 10.1 to the 8-K filed February 20, 2007
10.9	Management Agreement, dated February 13, 2007 between FleetTALK Partners Ltd and the Company	Exhibit 10.2 to the 8-K filed February 20, 2007
10.10**	Deferred Compensation Agreement, dated October 4, 2006 between Albert F. Richmond and the Company	Exhibit 10.1 to the Form 10-QSB filed November 14, 2006
10.11	Commission Agreement Amendment dated July 1, 2006 between Richmond Holdings, Inc. and the Company	Exhibit 10.11 to the 10-KSB filed April 15, 2007 (File No. 001-12565)
21	Subsidiaries	Exhibit 21 to the 10-KSB filed April 1, 2005 (File No. 001-12565)
24.1	Power of Attorney (included on signature page)
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________ * Filed herewith. ** Management contract or executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION COMMUNICATION SERVICES, INC.

By: /s/  Albert F. Richmond
      Albert F. Richmond,
      Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Albert F. Richmond his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Champion Communication Services, Inc. Form 10-K, Annual Report, for year ending December 31, 2008, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.  This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert F. Richmond	Chairman of the Board,	April 13, 2009
Albert F. Richmond	Chief Executive Officer and President

/s/ Pamela R. Cooper	Chief Financial Officer, Treasurer,	April 13, 2009
Pamela R. Cooper	and Controller

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets, December 31, 2008 and 2007	F-3

Consolidated Statements of Operations, Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders' Equity, Years Ended
December 31, 2008 and 2007
F-5
Consolidated Statements of Cash Flows, Years Ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors
Champion Communication Services, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended.  These financial statements are the responsibility of Champion Communication Services, Inc.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Communication Services, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in note 13, the Company has completed the sale of its assets in the year ended December 31, 2007.  As disclosed by the Company in note 13, the Company is intending to identify a merger candidate.

/s/ GLO CPAs, LLLP
Houston, Texas
April 8, 2009

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$241,494	$391,885
Accounts receivable, net of allowance for doubtful accounts of $13,297 and $13,054, respectively (Note 2)	-	11,024
Prepaid expenses and other	450	1,792
Total Current Assets	241,944	404,701

Communications equipment and related assets, net of accumulated depreciation of $ 0 and $9,430, respectively	-	1,339

	$241,944	$406,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$6,976	$11,069
Accrued expenses	3,094	40,673

Total Current Liabilities	10,070	51,742

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none Issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,665,842 shares issued and outstanding at December 31, 2008 and 2007	46,658	46,658
Additional paid-in capital	2,558,591	2,558,591
Retained deficit	(2,373,375)	(2,250,951)

Total Stockholders’ Equity	231,874	354,298

	$241,944	$406,040

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007

Revenues
Dispatch communications	$-	$164,618

Total Revenues	-	164,618

Operating expenses: Cost of sales:
Dispatch communications	-	153,048

Total Cost of Sales	-	153,048
Gross Margin	-	11,570

Bad debt expense	-	(4,282)
Depreciation and amortization	1,339	26,576
General and administrative expenses	128,637	487,102

Operating income (loss)	(129,976)	(497,826)

Other income (expense):
Interest income	7,552	43,830
Interest expense	-	(494)

Loss from continuing operations	(122,424)	(454,490)

Loss on liquidation of subsidiaries	-	(6,264)
Gain on sale of operations	-	1,689,971

Income (loss) before income taxes	(122,424)	1,229,217

Net income (loss)	$(122,424)	$1,229,217

Weighted average common shares outstanding	4,665,842	4,563,682
Diluted weighted average common shares outstanding	4,665,842	4,563,682

Basic earnings (loss) per share:
net income (loss)	$(0.03)	$0.27
Diluted earnings (loss) per share:
net income (loss)	$(0.03)	$0.27

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

	Common stock shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders equity

Balance at December 31, 2006	4,483,802	44,838	3,686,922	(3,480,168)	251,592

Issuance of deferred compensation stock	116,258	1,162	22,572	-	23,734

Retirement of common stock in Company 401(k) Plan	(71,218)	(712)	(20,653)	-	(21,365)

Purchase of common stock	142,000	1,420	38,160	-	39,580

Repurchase of common stock	(5,000)	(50)	(1,665)		(1,715)

Distribution of capital			(1,166,745)		(1,166,745)

Net income for 2007	-	-	-	1,229,217	1,229,217

Balance at December 31, 2007	4,665,842	46,658	2,558,591	(2,250,951)	354,298

Net loss for 2008	-	-	-	(122,424)	(122,424)

Balance at December 31, 2008	4,665,842	$46,658	$2,558,591	$(2,373,375)	$231,874

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities: Net income (loss)	$(122,424)	$1,229,217
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,339	26,576
(Gain) loss on sale/disposal of fixed and other assets	-	(1,683,706)
Bad debt expense	-	(4,282)
Change in assets and liabilities:
Accounts receivable	11,024	40,403
Prepaid expenses	1,343	31,874
Other assets	-	23,356
Accounts payable	(4,592)	(35,113)
Accrued expenses	(37,081)	(74,653)
License sales and customer deposits	-	(400)
Net cash used in operating activities	(150,391)	(446,728)

Cash flows from investing activities:
Purchases of fixed and other assets	-	(2,064)
Proceeds from sale of fixed and other assets	-	1,890,073
Net cash provided by (used in) investing activities	-	1,888,009

Cash flows from financing activities:
Common stock subscribed	-	39,580
Repurchase of stock	-	(23,080)
Distribution of capital	-	(1,166,745)
Net cash used in financing activities	-	(1,150,245)

Increase (decrease) in cash and cash equivalents	(150,391)	291,036
Cash and cash equivalents at beginning of year	391,885	100,849
Cash and cash equivalents at end of year	$241,494	$391,885
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$135
Non-cash transactions:
Issuance of common stock for accrued expenses	$-	$51,697

See accompanying summary of accounting policies and notes to financial statements.

CHAMPION COMMUNICATION SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

(1)       Summary of Significant Accounting Policies

(a)  Description of Business

Prior to the sale of operations in 2007, Champion Communication Services, Inc. provided high-powered community repeater dispatch services operating within the 450 - 512 MHz with limited operations in the 800 MHz frequency band in the United States.  Our customers were primarily business and government agencies located in metropolitan geographic regions.  We provided customers with dispatch airtime and data transmission service.

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

(b)  Organization and Basis of Presentation

Champion’s securities are registered with the Securities and Exchange Commission in the United States of America and were listed on the TSX Venture Exchange.   In Canada, a company that is in the majority dormant without operational assets is transferred to the NEX Exchange and as of December 31, 2008 Champion is now listed there.

The consolidated financial statements include the accounts of Champion Communication Services, Inc. and its wholly owned subsidiaries, Champion Wireless International B.V., Champion Vietnam Wireless B.V., Champion Wireless Solutions (Vietnam), Limited and Champion Wireless Systems International N.V. which were liquidated as of December 31, 2007.

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

(d)  Allowance for Doubtful Accounts

Champion recognized an allowance for doubtful accounts equivalent to an estimate of accountbalances that proved to be uncollectible based upon historical experience and assessment of the general financialconditions affecting the aged receivable base.  In addition, specifically identified amounts that management believed to be uncollectible were recorded in the allowance for doubtful accounts.

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

(g)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Management reviewed long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets, which considered discounted future net cash flows.  All operational assets of Champion were sold during the year ended December 31, 2007 and thus no impairment was required as at December 31, 2008.

(h)  Accrued Expenses

Accrued expenses at December 31, 2007 consist primarily of our audit and tax preparation accrual totaling $27,000 and accrued tower rents totaling $13,000.  Accrued expenses at December 31, 2008 consist primarily of tower rents.

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

(j)  Net Income (Loss) Per Common Share

  The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  As of December 31, 2007 and 2008 there are no potential dilutive securities outstanding.

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

         In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning January 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b – Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

           In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”).  The Company adopted FIN 48 on January 1, 2007.  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.

           The Company does not believe it has any uncertain tax positions and has therefore not made any adjustments to the January 1, 2008 retained deficit nor has the Company recognized any uncertain tax positions as of December 31, 2008.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

Management reviewed accounts receivable on a quarterly basis to determine if any receivables were potentially uncollectible.  Accounts receivable balances that we determined to be uncollectible, have been included in the allowance for doubtful accounts.  If all attempts to collect any remaining receivables fail, the receivables will be written off against the allowance.  Based on the information available, we have established an allowance for doubtful accounts as of December 31, 2007 and 2008 equal to trade accounts receivable.

(3)  Concentration of Credit Risk

Champion maintains cash deposits predominantly in U.S. banks, which, from time to time, exceed the amount of depositors insurance available.  Management assesses the financial condition of these banks and believes that the possibility of any credit loss is minimal.

(4)  Communication Equipment, Related Assets and, Intangible Assets

Communication equipment and related assets at December 31, 2008 and 2007 was comprised of the following:

December 31, 2008
Communication equipment and related assets:	Asset Life	Cost	Accumulated Depreciation	Net Balance

Base station and related equipment	5 to 10 years	$-	$-	$-
Other furniture, data processing and communications equipment	2 to 5 years	-	-	-

		$-	$-	$-

(4)  Communication Equipment, Related Assets, and Intangible Assets (continued)

		December 31, 2007
	Asset Life	Cost	Accumulated Depreciation	Net Balance
Base station and related equipment	5 to 10 years	$-	$-	$-
Other furniture, data processing and communications equipment	2 to 5 years	10,769	9,430	1,339

		$10,769	$9,430	$1,339

During the year ended December 31, 2007, we sold substantially all operational, office and computers assets with a net book value of $211,194 for a total of $1,895,500 creating a net gain of $1,684,306.  Depreciation and amortization expense was $26,576 and $1,339 for the years ending December 31, 2007 and 2008, respectively.

(5)  Income Taxes

Components—Current and Deferred

The provisions for income taxes consist of the following components:

	2008	2007
Current (reduced by tax credits of $396,787 in 2007 and $0 in 2008)	$0	$0
Deferred benefit	(0)	(0)
	$0	$0

Temporary Differences and Rate Reconciliations

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

December 31,	2008	2007
Deferred tax assets: Liabilities and reserves	$4,521	$4,438
Net operating loss carry forwards	496,979	56,732
Gross deferred tax assets	501,500	61,170
Valuation allowance	(501,500)	(53,311)
Total	$0	$7,859

(5)  Income Taxes (continued)

Deferred tax liabilities: Property, plant, and equipment	$0	$(7,859)
Total	$0	$(7,859)
Net deferred tax asset (liability)	$0	$0

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Year Ended December 31,	2008	2007
Statutory U.S. federal rate	34.0%	34.0%
State income taxes—net of federal benefit	0.0	0.0
Earning in jurisdictions taxed at rates different from the U.S. federal rate	(0.0)	(0.0)
Effect of tax benefit of net operating loss carry forward	(34.0)	(34.0)
Other—net	0.0	0.0
	0%	0%

Operating Loss and Tax Credit Carry forwards

The Company has loss carry forwards totaling $1,461,702 that may be offset against future taxable income.  If not used, the carry forwards and credits will expire as follows:

Operating Losses
Year 2023	$127,822
Year 2022	$1,333,880
$1,461,702

(6)  Stockholders' Equity

During the year ended December 31, 2007 options to purchase 142,000 shares of our stock in exchange for $39,580 were exercised, all other options to purchase shares expired unexercised.  Additionally, 116,258 shares were issued to our CEO as settlement of his deferred stock compensation plan.   There was no stockholders’ activity for the year ended December 31, 2008.

During the year ended December 31, 2007 we acquired, to be retired, 76,218 shares of common stock at prices averaging $0.30 per share.  During the year ended December 31, 2008, no shares were acquired to be retired.

(7)  Stock Options

Champion adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified prospective application method effective January 1, 2006.  Under this method, compensation cost is recognized for the applicable amounts of:  (a) compensation expense of all share-based payments granted prior to, but not yet exercised or vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and  (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R).  Champion uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.

The weighted average fair value of the stock options granted during fiscal 2006 was $0.23.  Variables used in the Black-Scholes option-pricing model include (1) 4.35% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 77%, and (4) zero expected dividends.

In 1996, Champion adopted the “1996 Incentive Plan” (the Plan) to provide incentive options, non-statutory options, restricted stock awards and stock appreciation rights to certain key employees, non-employee directors and other persons.  The Plan authorized grants of options to purchase up to 500,000 shares of common stock.  Stock options were granted with an exercise price equal to the stock’s fair market value at the date of grant.  The Plan had a ten year duration beginning November 1, 1996 and as such no awards remained available for grant under the Plan after October 31, 2006.  All stock options issued under the Plan had10-year terms.  Options granted to employees prior to August 1, 2000, vested and become fully exercisable after a range of two to six years from the date of grant.  For options granted to employees after August 1, 2000, twenty-five percent (25%) vested and became exercisable immediately and twenty-five percent (25%) vested and became exercisable in each of the three following years, allowing for some exceptions of accelerated vesting at the discretion of the Board of Directors.  Options granted to non-employee directors vested and become exercisable immediately upon issuance.

 During the year ended December 31, 2007 142,000 options to purchase common stock were exercised in exchange for $39,850 and all other outstanding options expired unexercised.  At December 31, 2008 and 2007, there were no granted options outstanding.

During the years ended December 31, 2007 and 2008, Champion granted no options to purchase shares of common stock to its employees or directors and retired 283,500 and no options, respectively.

	Number of Options	Weighted-average exercise price

Balance at December 2006	425,500	0.58
Granted	-	-
Exercised	142,000	0.28
Forfeited	283,500	0.73
Balance at December 2007	-	0.00
Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at December 2008	-	$0.00

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

(9)  Related Party Transactions

In 2007, Richmond Holdings, Inc. was paid $205,000 as commission for the sale of the operations and assets of the company and there were no payments made to related parties in 2008.  Richmond Holdings, Inc. is a subchapter S corporation owned 100% by Albert F. Richmond, CEO of Champion.

(10)  Commitments and Contingencies

Lease Commitments

At December 31, 2008 Champion had no commitments under non-cancelable operating lease agreements for the rental of office and tower space.  Champion terminated its office rental agreement and assigned its tower space lease agreements to as part of its sale of operations and assets to FleetTALK Partners, Ltd. as of December 31, 2007.  We entered into a six month sublease for office space as part of the termination of the office rental agreement to provide adequate time to conclude the operations of the remaining business.  The sublease expired December 31, 2007 and we entered into a month to month lease until such time as the company has achieved full closure and completed all required filings.

During the year ended December 31, 2007, Champion incurred $50,758 in office rental expense and $135,087 in tower rental expense.  During the year ended December 31, 2008 we incurred $3,965 in office rental expense and no tower rental expense.

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

(11)  Segment Reporting (continued)

Segment results for the years ended December 31, 2008 and 2007 are as follows:
	United States	International	Consolidated
December 31, 2007
Revenues	$164,618	$-	$164,618
Pretax gain (loss)	1,298,822	(69,605)	1,229,217
Depreciation /Amortization	24,371	2,205	26,576
Interest
Revenue	43,830	-	43,830
Expense	(474)	-	(474)
Net	43,356	-	43,356

Total assets	406,040	-	406,040

December 31, 2008
Revenues	$-	$-	$-
Pretax (loss)	(122,424)	-	(122,424)
Depreciation /Amortization	1,339	-	1,339
Interest
Revenue	7,552	-	7,552
Expense	-	-	-
Net	7,552	-	7,552

Total assets	241,944	-	241,944

 (12)  Major Vendors

     In 2007, 52% of Champion’s cost of sales was from one vendor

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

(14)  Subsequent Events

Management has identified potential businesses to merge with and is in negotiation with the parties.  Such negotiations are subject to due diligence , the completion of the annual 10-K filing with the Securities and Exchange Commission, as well as completion of all federal , state and local tax filings and resolution of any and all outstanding liabilities should there be any.  There is no assurance that we will be successful in completing these negotiations.