Form 10-Q
period 2009-03-31
CHAMPION COMMUNICATION SERVICES INC
filed 2009-05-15
CIK 1028921

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

{X}Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2009

{  }Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ X ]No [ ]

As of May 5, 2009, there were 4,665,842 shares of the registrant’s common stock, $0.01 par value outstanding.

Champion Communication Services, Inc.
Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets -
	March 31, 2009 and December 31, 2008 (audited)	1

	Statements of Operations -
	Three Months Ended March 31, 2009 and 2008 and
	Year ended December 31, 2008 (audited)	2

	Statements of Cash Flows -
	Three Months Ended March 31, 2009 and 2008 and
	Year ended December 31, 2008 (audited)	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	5

Item 3.	Controls and Procedures	7

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	8

SIGNATURES	9

CHAMPION COMMUNICATION SERVICES, INC.
BALANCE SHEETS
March 31, 2009 and December 31, 2008

ASSETS	March 31,	December
	2009	2008
	(unaudited)
Current Assets
Cash and cash equivalents	$224,708	$241,494
Accounts receivable, net of allowance for doubtful accounts of $13,297 and $13,297, respectively	-	-
Prepaid expenses and other	450	450
Total Current Assets	225,158	241,944

	$225,158	$241,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$7,147	$6,976
Accrued expenses	3,094	3,094

Total Current Liabilities	10,241	10,070

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,665,842 shares issued and outstanding at March 31, 2009 and December 31, 2008	46,658	46,658
Additional paid-in capital	2,558,591	2,558,591
Retained deficit	(2,390,332)	(2,373,375)

Total Stockholders’ Equity	214,917	231,874

	$225,158	$241,944

 CHAMPION COMMUNICATION SERVICES, INC.
STATEMENTS OF OPERATIONS
For the Three  Months Ended March 31, 2009 and 2008
And for the Year ended December 31, 2008

	March 31,		December 31,
	2009	2008	2008
	(unaudited)		(audited)

Revenues	$-	$-	$-
Total Revenues	-	-	-

Operating expenses: Cost of sales:	-	-	-
Total Cost of Sales	-	-	-
Gross Margin	-	-	-

Depreciation and amortization	-	1,339	1,339
General and administrative expenses	17,395	51,733	128,637

Operating Loss	(17,395)	(53,072)	(129,976)

Other income (expenses):
Interest income	438	3,094	7,552
Interest expense	-	-	-

Loss before income taxes	(16,957)	(49,978)	(122,424)

Net loss	$(16,957)	$(49,978)	$(122,424)

Diluted and weighted average common shares outstanding	4,665,842	4,665,842	4,665,842

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.03)

CHAMPION COMMUNICATION SERVICES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008 and
For the Year Ended December 31, 2008

	March 31,		December 31,
	2009	2008	2008
	(unaudited)		(audited)

Cash flows from operating activities: Net loss	$(16,957)	$(49,978)	$(122,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,339	1,339
Change in assets and liabilities:
Accounts receivable	-	8,806	11,024
Prepaid expenses	-	-	1,343
Accounts payable	171	1,805	(4,592)
Accrued expenses	-	(26,291)	(37,081)
Other assets	-	(1,322)	-
Net cash used in operating activities	(16,786)	(65,641)	(150,391)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:	-	-	-
Net cash used in financing activities	-	-	-

Decrease in cash and cash equivalents	(16,786)	(65,641)	(150,391)
Cash and cash equivalents at beginning of period	241,494	391,885	391,885
Cash and cash equivalents at end of period	$224,708	$326,244	$241,494

CHAMPION COMMUNICATION SERVICES, INC.
NOTES TO  FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements of Champion Communication Services, Inc. (“Champion”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.   The financial statements for the three months ended March 31, 2009 and 2008 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods.  Such adjustments consist only of items of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

 This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties.  Champion cautions the reader that actual results could differ materially from those expected by Champion depending on the outcome of certain factors.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Champion undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in Champion’s business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.  For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Results of Operations – Quarters ended March 31, 2009 and 2008

We had no revenues for the quarters ended March 31, 2009 and 2008.  All revenues ceased with the Asset Sale, which was effective May 1, 2007.

Correspondingly, there were no costs and expenses for the quarters ended March 31, 2009 and 2008.

General and administrative expenses decreased to $17,000 for the quarter ended March 31, 2009, from $52,000 for the quarter ended March 31, 2008.  These expenses reflect minimal costs required to maintain the corporate shell and include legal, accounting, and filing-related costs and the decrease reflects termination of our office lease and staff.

There was no depreciation and amortization expense for the quarter ended March 31, 2009 compared with $1,000 for the same quarter in 2008.  In conjunction with the winding up of the operations due to the May 2007 Asset Sale we disposed of remaining computer and office equipment in the first quarter of 2008.

        Interest income for the quarter ended March 31, 2009 was less than $1,000, compared to $3,000 for the quarter ended March 31, 2008. Interest income in 2008 was earned on remaining funds of the company at a higher rate than has been available in 2009.

        We reported a net loss of $17,000 for the first quarter 2009, compared to a net loss of $50,000 for the same quarter of 2008.

Financial Condition and Liquidity

We had $225,000 in cash and cash equivalents at March 31, 2009, compared to $241,000 at December 31, 2008.  Our working capital at March 31, 2009 was $215,000, compared to $232,000 at December 31, 2008.

Cash used in operating activities was $17,000 for the first three months of 2009, compared to $66,000 used for the same period of 2008.

No cash was provided by investing activities for the three months ended March 31, 2009 and 2008.

No cash was used in financing activities for the three months ended March 31, 2009 and 2008.

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

Item 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, and have concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to Champion is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls

Based on the evaluation noted above, there were no material changes to our internal controls during the three months ended March 31, 2009 that materially affected, or are reasonably likely to affect, Champion's internal control over financial reporting.

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

  Date:  May 14, 2009