Form 10-Q
period 2009-09-30
CHAMPION COMMUNICATION SERVICES INC
filed 2009-11-17
CIK 1028921

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

{X}	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
Quarter Ended September 30, 2009

{ }	Transition Report Under Section 13 or 15(d) of the Exchange Act for the
transition period from _________________________ to _____________________________

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

As of  November 11, 2009, there were 4,665,842 shares of the registrant’s common stock, $0.01 par value outstanding.

Champion Communication Services, Inc.
Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets -
	September 30, 2009 and December 31, 2008 (audited)	1

	Statements of Operations -
	Three and Nine Months Ended September 30, 2009 and 2008	2

	Statements of Cash Flows -
	Three and Nine Months Ended September 30, 2009 and 2008	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	5

Item 3.	Controls and Procedures	7

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	8

SIGNATURES	9

CHAMPION COMMUNICATION SERVICES, INC.
BALANCE SHEETS
September 30, 2009 and December 31, 2008

ASSETS	September 30,	December
	2009	2008
	(unaudited)
Current Assets
Cash and cash equivalents	$188,439	$241,494
Prepaid expenses and other	450	450
Total Current Assets	188,889	241,944

	$188,889	$241,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,209	$6,976
Accrued expenses	3,094	3,094

Total Current Liabilities	4,303	10,070

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,665,842 shares issued and outstanding at September 30, 2009 and December 31, 2008	46,658	46,658
Additional paid-in capital	2,558,591	2,558,591
Retained deficit	(2,420,663)	(2,373,375)

Total Stockholders’ Equity	184,586	231,874

	$188,889	$241,944

 CHAMPION COMMUNICATION SERVICES, INC.
STATEMENTS OF OPERATIONS
For the Three  and Nine Months Ended September 30, 2009 and 2008

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)

Revenues
Dispatch communications	$-	$-	$-	$-
Total Revenues	-	-	-	-

Gross Margin	-	-	-	-
Depreciation and amortization	-	-		1,339
General and administrative expenses	9,199	20,643	47,898	111,817

Operating Loss	(9,199)	(20,643)	(47,898)	(113,156)

Other income (expenses):
Interest income	15	1,371	611	6,276
Interest expense	-	-	-	-

Loss from continuing operations	(9,184)	(19,272)	(47,287)	(106,880)

Income (loss) before income taxes	(9,184)	(19,272)	(47,287)	(106,880)

Net income (loss)	$(9,184)	$(19,272)	$(47,287)	$(106,880)

Weighted average common shares outstanding	4,665,842	4,665,842	4,665,842	4,665,842
Diluted weighted average common shares outstanding	4,665,842	4,665,842	4,665,842	4,665,842

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

CHAMPION COMMUNICATION SERVICES, INC.
STATEMENTS OF CASH FLOWS
For the Three and Nine Months Ended September 30, 2009 and 2008

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(unaudited)

Cash flows from operating activities: Net income (loss)	$(9,184)	$(19,272)	$(47,288)	$(106,880)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	-		1,339
Change in assets and liabilities:
Accounts receivable	-	2,000		10,780
Accounts payable	(11,899)	(14,758)	(5,767)	(7,331)
Accrued expenses	-	(128)		(37,080)
Other assets	-	-	-	-
Net cash used in operating activities	(21,083)	(32,158)	(53,055)	(139,172)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-	-	-

Cash flows from financing activities:
Net cash used in financing activities	-	-	-	-

Increase (decrease) in cash and cash equivalents	(21,083)	(32,158)	(53,055)	(139,172)
Cash and cash equivalents at beginning of period	209,522	284,871	241,494	391,885
Cash and cash equivalents at end of period	$188,439	$252,713	$188,439	$252,713

CHAMPION COMMUNICATION SERVICES, INC.
NOTES TO  FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited financial statements of Champion Communication Services, Inc. (“Champion”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.   The financial statements for the three and nine months ended September 30, 2009 and 2008 are unaudited and, in the opinion of management, reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods.  Such adjustments consist only of items of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the financial position or results of operations expected for the full fiscal year or for any other future periods.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in Champion’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations – Quarters ended September 30, 2009 and 2008

We had no revenues for the quarters ended September 30, 2009 and 2008.  All revenues ceased with the Asset Sale, which was effective May 1, 2007.

Correspondingly, there were no costs and expenses for the quarters ended September 30, 2009 and 2008.

General and administrative expenses decreased to $9,000 for the quarter ended September 30, 2009, from $48,000 for the quarter ended September 30, 2008.  These expenses reflect minimal costs required to maintain the corporate shell and include legal, accounting, and filing-related costs and the decrease reflects termination of our office lease and staff.

Interest income for the quarter ended September 30, 2009 was none compared to $1,000 for the quarter ended September 30, 2008. Interest income in 2008 was earned on remaining funds of the company.

        We reported a net loss of $9,000 for the third quarter 2009, compared to a net loss of $19,000 for the same quarter of 2008.

Results of Operations – Nine months ended September 30, 2009 and 2008

We had no revenues for the nine months ended September 30, 2009 and 2008.  All revenues ceased with the Asset Sale, which was effective May 1, 2007.

Correspondingly, there were no costs and expenses for the nine month period ended September 30, 2009,and 2008.

General and administrative expenses decreased from $21,000 for the nine months ended September 30, 2008, to $9,000 for the nine months ended September 30, 2009.  These expenses reflect the minimal costs required to maintain the corporate shell and include legal, accounting, and filing-related costs.

There was no depreciation and amortization expense for the nine month period ended September 30, 2009 compared to $1,000 for the same nine month period of 2008.  All computer and office equipment was abandoned in the first half of 2008.

Net interest income for the nine month period ended September 30, 2009 was less than $1,000, compared to $6,000 for the nine month period ended September 30, 2008. Interest income decreased due to lower interest rates and the reduction of cash on hand.

We reported a net loss of $47,000 for the nine months ended September 30, 2009, compared to a net loss of $107,000 for the nine months ended September 30, 2008.

Financial Condition and Liquidity

We had $188,000 in cash and cash equivalents at September 30, 2009, compared to $241,000 at December 31, 2008.  Our working capital at September 30, 2009 was $185,000, compared to $242,000 at December 31, 2008.

Cash used in operating activities was $55,000 for the first nine months of 2009, compared to $139,000 used for the same period of 2008.

No cash was provided by investing activities for the nine months ended September 30, 2009 and 2008.

No cash was used in financing activities for the nine months ended September 30, 2009 and 2008.

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

Item 3.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, and have concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to Champion is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls

Based on the evaluation noted above, there were no material changes to our internal controls during the nine months ended September 30, 2009 that materially affected, or are reasonably likely to affect, Champion's internal control over financial reporting.

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

  Date:  November 11, 2009